Form 10-Q
period 2008-08-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2008-10-14
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Zhong Sen International Tea Company
(Exact name of registrant as specified in the Charter)

Florida	000-1434601	26-2091212
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2416 Lincoln Street, Hollywood, FL 33020
 (Address of Principal Executive Offices)
 (Address of Principal Executive Offices)

(206) 888-2585
 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 31, 2008:  59,900,000 shares of common stock.

ZHONG SEN INTERNATIONAL TEA COMPANY

FORM 10-Q

August 31, 2008

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MAY 31, 2008 AND AUGUST 31, 2008

	August 31, 2008	May 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,071	$6,300
Prepaid expenses	1,917	21,000
	2,988	27,300
		.
Marketing agreement	499,000	-

TOTAL ASSETS	$501,988	$27,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
	$730	$-

TOTAL LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,900,000 and 5,000,000 shares issued and outstanding	59,900	5,000
Additional paid in capital	529,470	30,870
Accumulated deficit during development stage	(88,112)	(8,570)
Total Stockholders’ Equity	501,258	27,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$501,988	$27,300

See Accompanying Notes to the Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE THREE MONTHS ENDED AUGUST 31, 2008
AND THE PERIOD FROM JANUARY 30, 2008 TO AUGUST 31, 2008
(UNAUDITED)

	For the three	For the Period from
	months Ended	January 30, 2008 to
	August 31, 2008	August 30, 2008
OPERATING EXPENSES
Officer's compensation	$4,500	$11,800
Professional fees	24,938	26,138
Consulting fees	50,000	50,000
General and administrative	104	174
Total Operating Expenses	79,542	88,112

LOSS FROM OPERATIONS	(79,542)	(88,112)

Provision for Income Taxes	-	-

NET LOSS	$(79,542)	$(88,112)

Net loss per share - basic and diluted	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	6,193,478

See Accompanying Notes to the Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2008
AND THE PERIOD FROM JANUARY 30, 2008 TO AUGUST 31, 2008
(UNAUDITED)

	Common Stock		Additional	Accumulated Deficit During
	Shares	Amount	Paid-In Capital	Development Stage	Total

BALANCE, JANUARY 30, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of founders stock	70,000	70	-	-	70

Sale of common stock for cash ($.001 per share)	1,500,000	1,500	-	-	1,500

Sale of common stock for cash ($.01 per share)	2,580,000	2,580	23,220	-	25,800

Common stock issued for services ($.01 per share)	730,000	730	6,570	-	7,300

Common stock issued for professional fees ($.01 per share)	120,000	120	1,080	-	1,200

Net Loss, for the Period January 30, 2008 (Inception) to
May 31, 2008	-	-	-	(8,570)	(8,570)

Balance May 31, 2008	5,000,000	5,000	30,870	(8,570)	27,300

Common stock issued for finder's fee	5,000,000	5,000	45,000	-	50,000

Common stock issued for sales and marketing agreement	49,900,000	49,900	449,100	-	499,000

Imputed compensation	-		4,500	-	4,500

Net Loss for the three months ended August 31, 2008	-	-	-	(79,542)	(79,542)
Balance August 31, 2008	59,900,000	$59,900	$529,470	$(88,112)	$501,258

See Accompanying Notes to the Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008
AND THE PERIOD FROM JANUARY 30, 2008 TO AUGUST 31, 2008
(UNAUDITED)

	For the three	For the Period from
	months Ended	January 30, 2008 to
	August 30, 2008	August 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,542)	$(88,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	4,500	4,500
Common stock issued for services	50,000	58,500
Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expenses	19,083	(1,917)
Increase in accounts payable	730	730
Net Cash Used In Operating Activities	(5,229)	(26,299)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	27,370
Net Cash Provided By Financing Activities	-	27,370

NET INCREASE IN CASH	(5,229)	1,071

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,300	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,071	$1,071

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
As of August 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

Zhong Sen International Tea Company (“The Company”) was incorporated on January 30, 2008, in the state of Florida. The Company has the principal business objective of providing sales and marketing services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide.  The company intends to commence business activity in the state of Florida with the hope of extending its business throughout the United States. The Company has not had any significant operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Use of Estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cash and Cash Equivalents, and Credit Risk:

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $100,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At August 30, 2008 the Company had $0 in cash that was uninsured.

Stock Compensation

The Company adopted SFAS No. 123R,Share-Based Payment(“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements  based on their fair values.   The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18,    Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.    The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and loans and notes payable approximate fair value due to the relatively short period to maturity for this instrument.

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of August 30, 2008 there were no common share equivalents outstanding.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51  ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2 - PREPAID EXPENSES

At May 31, 2008 the Company had prepaid accounting and legal fees of $21,000. The Company will expense the prepaid as the services are rendered.  At August 30, 2008 the Company had prepaid accounting and legal fees of $1,917. The Company will expense the prepaid as the services are rendered.

NOTE 3 - SALES AND MARKETING AGREEMENT

On August 29, 2008 the Company entered into a sales and marketing agreement with the  Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide.  We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures.  On August 29, 2008, the effective date of the transaction, we issued 49,900,000 shares of common stock valued at  $499,000 or $.01 per share the most recent cash offering price  in exchange for the sales and marketing agreement.  The Company has capitalized the value of the Sales and Marketing agreement. As of August 31, 2008 the Company has not recorded any impairment on the agreement. The Company issued 5.000.000 shares of common stock valued at  $50,000 or $.01 per share the most recent cash offering price  as the finders fee. The Company expensed the value of the common stock issued at August 31, 2008.

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 30, 2008 the Company sold its President and sole Director 70,000 shares of common stock for $70. ($.001 per share)

During the period January 30, 2008 (Inception) to May 31, 2008, the Company issued its President and sole Director 730,000 shares of common stock for services valued at $7,300. ($.01 per share).

On April 6, 2008 the Company sold 100,000 shares of common stock to its President and Sole Director’s wife for $1,000 ($.01)

During the three months ended August 31, 2008 the Company recorded imputed compensation of $4,500 for the services contributed by issued its President and sole Director.

On August 29, 2008 the Company’s President and Sole Director resigned.

On August 29, 2008 the Board of Directors made the following appointments: Li Wang, Chairman; Zhongping Zhou, Independent Director; Jun Zou, Independent Director; Pin Nie, Director; and Jiansheng Li, Director.

On August 29, 2008 the Board of Directors made the following appointments: Li Wang, President; Pin Nie, COO; Xiaokun Li, CFO; and Jiansheng Li, Secretary.

NOTE 5 - SHAREHOLDERS' EQUITY

On January 30, 2008 the Company sold its President and sole Director 70,000 shares of common stock for $70. ($.001 per share)

During the period January 30, 2008 (Inception) to May 31, 2008, the Company issued its President and sole Director 730,000 shares of common stock for services valued at $7,300. ($.01 per share).

In February 2008 the Company sold a total of 1,500,000 shares for net proceeds of $1,500. ($.001 per share) The Company believes this offering is exempt from registration with the US Securities and Exchange Commission.

During the period January 30, 2008 (Inception) to May 31, 2008, the Company undertook a private placement issuance, Regulation D Rule 506 offering of 2,580,000 shares of common stock for net proceeds of $25,800 ($.01 per share). The Company believes this offering is exempt from registration with the US Securities and Exchange Commission.

During the period January 30, 2008 (Inception) to May 31, 2008, the Company issued 120,000 shares of common stock for legal and consulting services.  The shares were valued at $1,200 or $.01 per share based on a recent cash offering price.

During the three months ended August 31, 2008 the Company recorded imputed compensation of $4,500 for the services contributed by issued its President and sole Director.

NOTE 6 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has an accumulated deficit of $88,112 and used cash in operations of $26,299 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - SUBSEQUENT EVENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Consultant Co., Ltd whereby Company will pay to EverAsia Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services.

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Results of Operation

On August 29, 2008, we entered into an Agreement with the Yunnan Zhongsen Group, Ltd. (“YZG”) a company located in Kunming, Yunnan Province, People’s Republic of China.  Pursuant to the agreement, we acquired a Sales and Marketing Agreement from YZG for 49,900,000 shares of Holdings common stock which provided for Holdings to become the exclusive sales and marketing agent for YZG.  The acquisition was approved by the unanimous consent of our Board of Directors on August 29, 2008.  Pursuant to the Agreement, we filed an amendment in the State of Florida changing the name of the company to Zhong Sen International Tea Company.   Pursuant to the Sales and Marketing Agreement, we will receive a commission of 20% of YZG’s worldwide revenues from all sources.

Plan of Operations

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Find customers to purchase tea products from our contracted supplier, Yunnan Zhongsen Group, Ltd.

2.	Raising capital through private debt or equity offerings;

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

New Supply Agreements

In August 2008, we entered into an agreement with Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide.  We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures.  On August 29, 2008, the effective date of the transaction, we issued 49,900,000 shares to approximately 4200 shareholders in exchange for the sales and marketing agreement.  Additionally, our sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

Sales Marketing

All sales will initially be generated through sales by external sales and marketing representatives, including those at our main supplier, YZG.

Administrative Costs

We do expect to hire several employees for sales, marketing, administrative and finance support staff as necessary.  Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds will be required and we may then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

Going Concern Consideration

As reflected in the accompanying financial statements, we have limited operations, a stockholders' equity of $501,258 and a working capital of $2,258 and used cash in operations of $5,229.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of August 31, 2008, we have assets of $501,988 consisting of cash of $ 1,071, prepaid expenses of $ 1,917 and intangible assets of $ 499,000 and total liabilities of $730.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

Critical Accounting Pronouncements

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s consolidated financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: October 14, 2008	By:	/s/ Wang Li
Wang Li
Chief Executive Officer,

By:	/s/ Xiaokun Li
Xiaokun Li
Chief Financial Officer