Form 10-Q
period 2008-11-30
ZHONG SEN INTERNATIONAL TEA CO
filed 2009-01-14
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

_____________________

(206) 888-2585
 (Issuer Telephone number)
_____________________

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 14, 2009:  60,000,000 shares of common stock.

ZHONG SEN INTERNATIONAL TEA COMPANY

FORM 10-Q

November 30, 2008

i

 PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS
	November 30, 2008	May 31, 2008
	(Unaudited)

CURRENT ASSETS
Cash	$68,093	$6,300
Accounts receivable	2,010	-
Prepaid expenses	160	21,000
	70,263	27,300
		.
Marketing agreement	136,000	-

TOTAL ASSETS	$206,263	$27,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,035	$-
Accrued interest	334	-
Note Payable - related party	100,000	-

TOTAL LIABILITIES	110,369	-

COMMITMENTS AND CONTINGENCIES
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,900,000 and 5,000,000 shares issued and outstanding	59,900	5,000
Additional paid in capital	529,470	30,870
Accumulated deficit during development stage	(493,476)	(8,570)
Total Stockholders’ Equity	95,894	27,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,263	$27,300

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period from
	For the three months	For the Six months	January 30, 2008 to
	Ended November 30, 2008	Ended November 30, 2008	Ended November 30, 2008
REVENUES:
Marketing revenue	$2,011	$2,011	$2,011
	2,011	2,011	2,011

OPERATING EXPENSES
Officer's compensation	-	4,500	11,800
Professional fees	13,920	38,859	40,059
Consulting fees	30,000	80,000	80,000
Impairment of marketing agreement	363,000	363,000	363,000
General and administrative	120	224	294
Total Operating Expenses	407,040	486,583	495,153

LOSS FROM OPERATIONS	(405,029)	(484,572)	(493,142)

OTHER EXPENSES
Interest Expense	334	334	334

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(405,363)	(484,906)	(493,476)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(405,363)	$(484,906)	$(493,476)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	59,900,000	32,900,000

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD FROM JANUARY 30, 2008 TO NOVEMBER 30, 2008
(UNAUDITED)

				Accumulated
	Common Stock		Additional Paid-In	Deficit During Development
	Shares	Amount	Capital	Stage	Total

BALANCE, JANUARY 30, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of founders stock	70,000	70	-	-	70

Sale of common stock for cash ($.001 per share)	1,500,000	1,500	-	-	1,500

Sale of common stock for cash ($.01 per share)	2,580,000	2,580	23,220	-	25,800

Common stock issued for services ($.01 per share)	730,000	730	6,570	-	7,300

Common stock issued for professional fees ($.01 per share)	120,000	120	1,080	-	1,200

Net Loss, for the Period January 30, 2008 (Inception) to
May 31, 2008	-	-	-	(8,570)	(8,570)

Balance May 31, 2008	5,000,000	5,000	30,870	(8,570)	27,300

Common stock issued for finder's fee	5,000,000	5,000	45,000	-	50,000

Common stock issued for sales and marketing agreement	49,900,000	49,900	449,100	-	499,000

Imputed compensation	-		4,500	-	4,500

Net Loss for the six months ended November 30, 2008	-	-	-	(484,906)	(484,906)
Balance November 30, 2008	59,900,000	$59,900	$529,470	$(493,476)	$95,894

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period from
	For the six months Ended	January 30, 2008 to
	November 30, 2008	November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(484,906)	$(493,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	4,500	4,500
Common stock issued for services	50,000	58,500
Impairment of marketing agreement	363,000	363,000
Changes in operating assets and liabilities:
Increase / (decrease) in accounts receivable	(2,010)	(2,010)
Decrease / (increase) in prepaid expenses	20,840	(160)
Increase in accrued interest	334	334
Increase in accounts payable	10,035	10,035
Net Cash Used In Operating Activities	(38,207)	(59,277)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	100,000	100,000
Proceeds from issuance of common stock	-	27,370
Net Cash Provided By Financing Activities	100,000	127,370

NET INCREASE IN CASH	61,793	68,093

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,300	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,093	$68,093

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
 (A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
As of November 30, 2008
(UNAUDITED)

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At November 30, 2008 the Company had $0 in cash that was uninsured.

ACCOUNTS RECEIVABLE

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of November 30, 2008 the Company deems all account receivable collectible.

Concentration of Credit Risk

During the three and six months ended November 30, 2008 one customer accounted for 100% of the Company's sales

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued expenses and notes payable approximate fair value due to the relatively short period to maturity for this instrument.

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of November 30, 2008 there were no common share equivalents outstanding.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

NOTE 2 - PREPAID EXPENSES

At May 31, 2008 the Company had prepaid accounting and legal fees of $21,000. The Company will expense the prepaid as the services are rendered. At November 30, 2008 the Company had prepaid accounting and legal fees of $160. The Company will expense the prepaid as the services are rendered.

NOTE 3 - SALES AND MARKETING AGREEMENT

On August 29, 2008 the Company entered into a sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide. We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, we issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of November 30, 2008 the Company has recorded an impairment on the agreement in the amount of $363,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share the most recent cash offering price as the finders fee. The Company expensed the value of the common stock issued at August 31, 2008.

NOTE 4 – NOTES PAYABLE RELATED PARTY

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008. As of November 30, 2008 the Company recorded accrued interest of $334.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On October 1, 2008, the Company borrowed $100,000 from an officer and director. Interest accrues at 2% per year, and expires on December 31, 2008. As of November 30, 2008 the Company recorded accrued interest of $334.

NOTE 6 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Consultant Co., Ltd whereby Company will pay to EverAsia Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services.
During the three and six months November 30, 2008 the Company recorded an expense of $15,000.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. During the three and six months November 30, 2008 the Company recorded an expense of $15,000.

NOTE 7 - SHAREHOLDERS' EQUITY

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

On August 29, 2008 the Company entered into a sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide. We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, we issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of November 30, 2008 the Company has recorded an impairment on the agreement in the amount of $363,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share the most recent cash offering price as the finders fee. The Company expensed the value of the common stock issued at August 31, 2008.

NOTE 8 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has an accumulated deficit of $493,476 and used cash in operations of $59,277 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - SUBSEQUENT EVENTS

On December 31, 2008 an officer and director converted a $100,000 note payable and accrued interest of $498 into 100,000 shares of common stock at a price of $1.005 per share.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we have limited operations, an accumulated deficit during development stage of $493,476 and used cash in operations of $59,277 since inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of November 30, 2008, we have assets of $206,263 consisting of cash of $68,093, accounts receivable of $2,010, prepaid expenses of $160 and intangible assets of $136,000 and total liabilities of $110,369, consisting of accounts payable of $10,035, accrued interest of $334 and notes payable to related party of $100,000.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)        Exhibits

             31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

             32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)        Reports of Form 8-K

             On September 10, 2009 we filed an 8K based upon a material agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: January 14, 2009	By:	/s/ Nie Pin
Nie Pin
Chief Executive Officer

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer