Form 10-Q
period 2009-02-28
ZHONG SEN INTERNATIONAL TEA CO
filed 2009-04-08
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

206-984-4375
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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 7, 2009:  60,000,000 shares of common stock.

ZHONG SEN INTERNATIONAL TEA COMPANY

FORM 10-Q

February 28, 2009

 PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS

ASSETS
	February 29, 2009	May 31, 2008
	(Unaudited)

CURRENT ASSETS
Cash	$32,258	$6,300
Accounts receivable	2,134	-
Prepaid expenses	367	21,000
	34,759	27,300
		.
Marketing agreement	120,000	-

TOTAL ASSETS	$154,759	$27,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,015	$-

TOTAL LIABILITIES	2,015	-

COMMITMENTS AND CONTINGENCIES	-	-
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,000,000 and 5,000,000 shares issued and outstanding	60,000	5,000
Additional paid in capital	627,694	30,870
Accumulated deficit	(534,950)	(8,570)
Total Stockholders’ Equity	152,744	27,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,759	$27,300

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the Period
	For the three months	January 30, 2008 (Inception)	For the Nine months
	Ended February 28, 2009	to February 29, 2008	Ended February 28, 2009
REVENUES:
Marketing revenue	$6,153	$-	$8,164
Total Revenues	6,153	-	8,164

OPERATING EXPENSES
Officer's compensation	-	7,300	4,500
Professional fees	802	-	39,661
Consulting fees	30,000	-	110,000
Impairment of goodwill	16,000	-	379,000
General and administrative	660	70	884
Total Operating Expenses	47,462	7,370	534,045

LOSS FROM OPERATIONS	(41,309)	(7,370)	(525,881)

OTHER EXPENSES
Interest Expense	165	-	499

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(41,474)	(7,370)	(526,380)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(41,474)	$(7,370)	$(526,380)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	59,965,556	1,422,069	41,822,711

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD FROM JANUARY 30, 2008 TO FEBRUARY 28, 2009
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, JANUARY 30, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of founders stock	70,000	70	-	-	70

Sale of common stock for cash ($.001 per share)	1,500,000	1,500	-	-	1,500

Sale of common stock for cash ($.01 per share)	2,580,000	2,580	23,220	-	25,800

Common stock issued to President for services ($.01 per share)	730,000	730	6,570	-	7,300

Common stock issued for professional fees ($.01 per share)	120,000	120	1,080	-	1,200

Net Loss, for the Period January 30, 2008 (Inception) to
May 31, 2008	-	-	-	(8,570)	(8,570)

Balance May 31, 2008	5,000,000	5,000	30,870	(8,570)	27,300

Common stock issued for finder's fee	5,000,000	5,000	45,000	-	50,000

Common stock issued for sales and marketing agreement	49,900,000	49,900	449,100	-	499,000

Imputed compensation	-		4,500	-	4,500

Conversion of notes payable and accrued interest to related party	100,000	100	100,399	-	100,499

Stock offering costs	-	-	(2,175)	-	(2,175)

Net Loss for the nine months ended February 28, 2009	-	-	-	(526,380)	(526,380)
Balance February 28, 2009	60,000,000	$60,000	$627,694	$(534,950)	$152,744

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the nine months Ended	January 30, 2008 (Inception)
	February 28, 2009	to February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(526,380)	$(7,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	4,500	-
Common stock issued for services	50,000	7,300
Impairment of goodwill	379,000	-
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts receivable	(2,134)	-
Decrease / (increase) in prepaid expenses	20,633	-
Increase in accounts payable	2,015
Increase in accrued interest	499	-
Net Cash Used In Operating Activities	(71,867)	(70)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	100,000	-
Proeeds from issuance of common stock	-	1,570
Stock offering costs	(2,175)	-
Net Cash Provided By Financing Activities	97,825	1,570

NET INCREASE IN CASH	25,958	1,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,300	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,258	$1,500

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Conversion of note payable and accrued interest into common stock	$100,499	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
As of February 28, 2009
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

Zhong Sen International Tea Company (“The Company”) was incorporated on January 30, 2008, in the state of Florida. The Company has the principal business objective of providing sales and marketing services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The company intends to commence business activity in the state of Florida with the hope of extending its business throughout the United States. During the year ended May 31, 2009 the Company exited the development stage.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At February 28, 2009 the Company had $0 in cash that was uninsured.

ACCOUNTS RECEIVABLE

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of February 28, 2009 the Company deems all account receivable collectible.

Concentration of Credit Risk

During the three and nine months ended February 28, 2009 one customer accounted for 100% of the Company's sales

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of February 28, 2009 there were no common share equivalents outstanding.

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

NOTE 2 - PREPAID EXPENSES

At May 31, 2008 the Company had prepaid accounting and legal fees of $21,000. The Company will expense the prepaid as the services are rendered. At February 28, 2009 the Company had prepaid accounting and legal fees of $527. The Company will expense the prepaid as the services are rendered.

NOTE 3 - SALES AND MARKETING AGREEMENT

On August 29, 2008 the Company entered into a sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company received a commission of 20% of global sales, payable each month based on The Company and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, The Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of February 28, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share the most recent cash offering price as the finders fee. The Company expensed the value of the common stock issued at August 31, 2008.

NOTE 4 – NOTES PAYABLE RELATED PARTY

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share.

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

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share.

NOTE 6 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Consultant Co., Ltd whereby Company will pay to EverAsia Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services.
During the three and nine months February 28, 2009 the Company recorded an expense of $15,000 and $30,000 respectively.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. During the three and nine months February 28, 2009 the Company recorded an expense of $15,000 and $30,000, respectively.

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

On August 29, 2008 the Company entered into a sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company’s and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of February 28, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share the most recent cash offering price as the finders fee. The Company expensed the value of the common stock issued at August 31, 2008

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share.

During 2009, the Company paid fees of $2,175 for Blue Sky for shares previously issued.

NOTE 8 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $534,950 and used cash in operations of $71,867. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

BUSINESS OVERVIEW

We were incorporated on January 30, 2008, in the state of Florida. Our principal business objective is to provide sales and marketing services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. We intend to commence business activity in the state of Florida with the hope of extending our business throughout the United States. During the year ended May 31, 2009 we exited the development stage.

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended February 28, 2009 Compared to the Period from January 30, 2008 (Inception) to February 29, 2008

Total Revenues

We had revenues of $6,153 for the three months ended February 28, 2009 and $0 for the period from January 30, 2008 (inception) to February 29, 2008.

Operating Expenses

Operating expenses for three months ended February 28, 2009 were $47,462 as compared to $7,370 for the period from January 30, 2008 (inception) to February 29, 2008. The increase was primarily due to increases in consulting fees and impairment of goodwill.

Loss from operations

Loss from operations for the three months ended February 28, 2009 totaled $41,309 compared to a loss of $7,370 for the period from January 30, 2008 (inception) to February 29, 2008.

Net Loss

Net loss was $41,474 for the three months ended February 28, 2009, compared to $7,370 for the period from January 30, 2008 (inception) to February 29, 2008.  The increase in net loss is mainly due to increases in consulting fees and impairment of goodwill.

Comparison of Results of Operations for the Nine Months Ended February 28, 2009 Compared to the Period from January 30, 2008 (Inception) to February 29, 2008

Total Revenues

We had revenues of $8,164 for the nine months ended February 28, 2009 and $0 for the period from January 30, 2008 (inception) to February 29, 2008.

Operating Expenses

Operating expenses for nine months ended February 28, 2009 were $534,045 as compared to $7,370 for the period from January 30, 2008 (inception) to February 29, 2008. The increase was primarily due to increases in professional fees, consulting fees and impairment of goodwill.

Loss from operations

Loss from operations for the nine months ended February 28, 2009 totaled $525,881 compared to a loss of $7,370 for the period from January 30, 2008 (inception) to February 29, 2008.

Net Loss

Net loss was $526,380 for the nine months ended February 28, 2009, compared to $7,370 for the period from January 30, 2008 (inception) to February 29, 2008.  The increase in net loss is mainly due to increases in professional fees, consulting fees and impairment of goodwill.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Find additional customers to purchase tea products from our contracted supplier, Yunnan Zhongsen Group, Ltd. and;

2.	Raising capital through private debt or equity offerings.

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

Sales Marketing

All sales are generated through sales by external sales and marketing representatives, including those at our main supplier, YZG.

Administrative Costs

We expect to hire several employees for sales, marketing, administrative and finance support staff as necessary.  Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

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

GOING CONCERN CONSIDERATION

As reflected in the accompanying financial statements, we have an accumulated deficit of $534,950 and used cash in operations of $71,867 during the nine months ended February 28, 2009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2009, we have assets of $154,759 consisting of cash of $32,258, accounts receivable of $2,134, prepaid expenses of $367 and intangible assets of $120,000 and total liabilities of $2,015 consisting of accounts payable of $2,015 compared to May 31, 2008 we had assets of $27,300 consisting of cash of $6,300, prepaid expenses of $21,000 and no liabilities.

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

Not applicable because we are a smaller reporting company.

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

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2008, our President converted a note payable in the amount of $100,000 into 100,000 common shares at a purchase price of $1 per common share. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)        Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: April 7, 2009	By:	/s/ Nie Pin
Nie Pin
Chief Executive Officer

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer