Form 10-K
period 2009-05-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2009-07-24
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-1434601

Zhong Sen International Tea Company
 (Name of small business issuer in its charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2416 Lincoln Street, Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)

(954) 247-4832
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of  July 23, 2009, the registrant had 60,000,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

General

Zhong Sen International Tea Company (“The Company”) was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) , a related party company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  During the year ended May 31, 2009, the Company exited the development stage.

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

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

New Supply Agreements

In August 2008, we entered into a related party agreement with Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide.  We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures.  On August 29, 2008, the effective date of the transaction, we issued 49,900,000 shares to approximately 4200 shareholders in exchange for the sales and marketing agreement.  Additionally, our former sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

Sales Marketing

All sales are generated by external sales and marketing representatives, including those at our related party main supplier, YZG. The product is positioned as a high-end luxury product.  The 3,000 year history of this limited production, highly prized product will be essential in positioning the product and in differentiating this product from the current American and European viewpoint of commercially produced tea, as well as setting it apart from much of the tea products offered throughout Asia.   The history, culture and ritual surrounding the production of the tea leaf and the ritual of the service and presentation of this luxury item will be exploited and are critical to the positioning of the product.

Our company suggests both direct sales and indirect sales through channel marketing to our client as the methods of getting the product to the worldwide consumer.   Direct sales can occur in person, via the phone, the Internet or by mail. Indirect, or channel sales typically refers to sales through a reseller. A reseller can order from us directly, or from a wholesale distributor.  In any case, our compensation is on our client’s volume.

We suggest to our client, YZG that they can minimize channel conflicts by employing one or more of the following strategies:

·       Segmentation of the product line;

·       Establishment of limited or exclusive territories;

·       Design price differentiation from direct sales and channel sales providing a cost incentive for the consumer to purchase from the reseller;

·       Establishment of rotating promotions for resellers; and/or

·       Design a tiered system that would establish reseller levels rewarding higher volume resellers with improved margins.

Based on our recommendations, they will establish and manage their channel marketing program worldwide by establishing a competitive reseller program, recruiting resellers, preparing proper reseller collateral, creating reseller kits, managing the reseller database using Partner Relationship Management (PRM) software, ensuring proper merchandising, ensuring adequate stocking levels, providing reseller education and managing seeding programs.  The channel program allows this company to produce a large volume of sales utilizing its existing human resources as, we will have the ability to manage resellers and thereby multiply our resources.  Direct sales can be managed mostly by technology through applications available through the Internet, such as, on-line stores with credit card processing portals to accumulate sales orders from direct sales.  The proper implementation of these programs effectively eliminates the need for the hiring of additional staff for a significant period of time by the use of technology and the multiplication of resources by contracting with distributors or other resellers.

Revenue Model

Our revenue model contemplates a single form of revenue, but from multiple sources.  We anticipate earning our revenue based on the success of our sales and marketing efforts provided to the tea producer.  We will earn a percentage of sales directly related to our efforts.  Since we will be processing the sales for our client, we will have a direct and firsthand knowledge of the effectiveness of our efforts.

Employees

As of June 1, 2009, the Company has 4 part-time employees.

ITEM 1A.   RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.      PROPERTIES

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until further notice.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

There are 4,179 holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On December 31, 2008, our President converted a note payable in the amount of $100,000 and accrued interest of $499 into 100,000 common shares at a purchase price of $1.00499 per common share. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table sets forth certain information as of May 31, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None	None	None
Plans approved by
Security holders

Equity compensation	None	None	None
Plans not approved
By security holders
Total

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

BUSINESS OVERVIEW

Zhong Sen International Tea Company (“The Company”) was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The company commenced business activities in August 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) , a company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  During the year ended May 31, 2009, the Company exited the development stage.

Results of Operations for the Year Ended May 31, 2009 Compared to the Year Ended May 31, 2008

The following table presents the statement of operations for the year ended May 31, 2009 as compared to the year ended May 31, 2008. The discussion following the table is based on these results.

	For The Years Ended May 31,
	2009	2008

REVENUE	$34,661	$-

Total operating expenses	571,373	8,570

NET LOSS	$(537,211)	$(8,570)

Total Revenues

We had revenues of $34,661 for the year ended May 31, 2009 and $0 for the year ended May 31, 2008.  This increase is attributable to the receipt of commissions on sales of product by our sole customer, Yunnan Zhongsen Group, Ltd., a related party company, pursuant to a Sales and Marketing Agreement entered into by the Companies on August 29, 2008.

Operating Expenses

Operating expenses for the year ended May 31, 2009 increased to $571,373 from $8,570 for the year ended May 31, 2008 representing an increase of $562,803. The increase is attributable to an expansion in the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Yunnan Zhongsen Group, Ltd., on August 29, 2008, as well as a $379,000 impairment of goodwill.

Net Loss

Net loss was $537,211 for the year ended May 31, 2009 compared to $8,570 for the same period ended May 31, 2008, an increase of $528,641.  Our net losses increased because of an expansion in the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Yunnan Zhongsen Group, Ltd., on August 29, 2008, as well as a $379,000 impairment of goodwill.

Liquidity and Capital Resources

As of May 31, 2009, we have assets of $148,913 consisting of cash of $16,942, accounts receivable of $11,971 and intangible assets of $120,000 and total liabilities of $5,000, compared with May 31, 2008 when we had assets of $27,300 consisting of cash of $6,300, prepaid accounting fees of $6,000 and prepaid legal of $15,000, and total liabilities of $0.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

We intend to hire additional employees for sales, administrative and finance support staff as necessary, though we have no time frame in which we expect to hire such staff. Additional sales staff, when required, will be hired on a commission basis, and administrative and finance support staff will only be hired when revenues are such that the company can support such a staff.   Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our general and administrative expenses for the next 12 months will total $183,200.

The breakdown is as follows:

General and Administrative
Legal and Accounting	$45,000
Telecommunications	1,200
Office Supplies	500
Postage & Shipping	1,200
Travel	10,000
Utilities	4,800
Taxes and Licenses	500
Salaries and Wages	120,000
TOTAL	$183,200

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our business operations to cover our operating expenses.

 We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $183,200. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs), we will require additional funds to continue to implement and expand our business plan during the next twelve months.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended May 31, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Zhong Sen International Tea Company

We have audited the accompanying balance sheets of Zhong Sen International Tea Company (the “Company”) as of May 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Zhong Sen International Tea Company as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has an accumulated deficit of $545,781 and a negative cash flow from operations of $87,183.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
July 8, 2009

ZHONG SEN INTERNATIONAL TEA COMPANY
BALANCE SHEETS

ASSETS
	May 31,
	2009	2008

CURRENT ASSETS
Cash	$16,942	$6,300
Accounts receivable	11,971	-
Prepaid expenses	-	21,000
Total Current Assets	28,913	27,300

OTHER ASSETS		.
Marketing agreement	120,000	-

TOTAL ASSETS	$148,913	$27,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,000	$-

TOTAL LIABILITIES	5,000	-

COMMITMENTS AND CONTINGENCIES	-	-
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,00,000 and 5,000,000 shares issued and outstanding	60,000	5,000
Additional paid in capital	629,694	30,870
Accumulated deficit	(545,781)	(8,570)
Total Stockholders’ Equity	143,913	27,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,913	$27,300

See Accompanying Notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF OPERATIONS

		For the Period
	For the year ended	January 30, 2008 (Inception) to
	May 31, 2009	May 31, 2008
REVENUES:
Marketing revenue - related party	$34,661	$-
	34,661	-
OPERATING EXPENSES
Officer's compensation	6,500	7,300
Professional fees	45,003	1,200
Consulting fees	140,000	-
Impairment of Marketing Agreement	379,000	-
General and administrative	870	70
Total Operating Expenses	571,373	8,570

LOSS FROM OPERATIONS	(536,712)	(8,570)

OTHER EXPENSES
Interest Expense	499	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(537,211)	(8,570)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(537,211)	$(8,570)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	46,404,384	3,154,795

See Accompanying Notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD FROM JANUARY 30, 2008 TO MAY 31, 2009

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 30, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of founders stock	70,000	70	-	-	70

Sale of common stock for cash ($.001 per share)	1,500,000	1,500	-	-	1,500

Sale of common stock for cash ($.01 per share)	2,580,000	2,580	23,220	-	25,800

Common stock issued to President for services ($.01 per share)	730,000	730	6,570	-	7,300

Common stock issued for professional fees ($.01 per share)	120,000	120	1,080	-	1,200

Net Loss, for the Period January 30, 2008 (Inception) to
May 31, 2008	-	-	-	(8,570)	(8,570)

Balance May 31, 2008	5,000,000	5,000	30,870	(8,570)	27,300

Common stock issued for finder's fee	5,000,000	5,000	45,000	-	50,000

Common stock issued for marketing agreement	49,900,000	49,900	449,100	-	499,000

In kind contribution of services	-	-	6,500	-	6,500

Conversion of notes payable and accrued interest to related party	100,000	100	100,399	-	100,499

Stock offering costs	-	-	(2,175)	-	(2,175)

Net Loss for the year ended May 31, 2009	-	-	-	(537,211)	(537,211)
Balance May 31, 2009	60,000,000	$60,000	$629,694	$(545,781)	$143,913

See Accompanying Notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF CASH FLOWS

		For the Period
	For the Year Ended	January 31, 2008 (Inception)
	May 31, 2009	to May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(537,211)	$(8,570)
Adjustments to reconcile net loss to net cash used in operating activities:
In kind contribution of services	6,500	-
Common stock issued for services	50,000	8,500
Impairment of marketing agreement	379,000	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,971)	-
Decrease / (increase) in prepaid expenses	21,000	(21,000)
Increase in accounts payable	5,000	-
Increase in accrued interest	499	-
Net Cash Used In Operating Activities	(87,183)	(21,070)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	100,000	-
Proceeds from issuance of common stock	(2,175)	27,370
Net Cash Provided By Financing Activities	97,825	27,370

NET INCREASE IN CASH	10,642	6,300

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,300	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,942	$6,300

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Converion of note payable and accrued interest into common stock	$100,499	$-

See Accompanying Notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE FINANCIAL STATEMENTS
As of May 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

Zhong Sen International Tea Company (“The Company”) was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) , a company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  During the year ended May 31, 2009, the Company exited the development stage.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At May 31, 2009 and 2008 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of May 31, 2009, the Company deems all account receivable collectible.

Concentration of Credit Risk

During the year ended May 31, 2009, one customer accounted for 100% of the Company's sales and 100% of accounts receivable as of May 31, 2009.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for this instrument.

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of May 31, 2009 and 2008 there were no common share equivalents outstanding.

Income Taxes:

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates (37.63%) expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of May 31, 2009 the Company has a net operating loss carry forward of $179,215 available to offset future taxable income through 2029. The valuation allowance at May 31, 2009 is $67,439. The net change in the valuation allowance for year ended May 31, 2009 was an increase of $64,214.

Recent Accounting Pronouncements:

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on it’s financial statements.

NOTE 2 - PREPAID EXPENSES

At May 31, 2008 the Company had prepaid accounting and legal fees of $21,000. The Company expensed the prepaid as the services were rendered. At May 31, 2009 the Company had prepaid accounting and legal fees of $0.

NOTE 3 - SALES AND MARKETING AGREEMENT WITH RELATED PARTY

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share the most recent cash offering price as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

NOTE 4 – NOTES PAYABLE RELATED PARTY

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share. (See notes 5 and 7)

NOTE 5 - RELATED PARTY TRANSACTIONS

On January 30, 2008 the Company sold its former President and former sole Director 70,000 shares of common stock for $70. ($.001 per share)

During the period January 30, 2008 (Inception) to May 31, 2008, the Company issued its former President and former sole Director 730,000 shares of common stock for services valued at $7,300. ($.01 per share).

On April 6, 2008 the Company sold 100,000 shares of common stock to its Former President and Former Sole Director’s wife for $1,000 ($.01)

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share the most recent cash offering price as the finders fee. The Company expensed the value of the common stock issued at August 31, 2008.

During the year ended May 31, 2009 the Company recorded imputed compensation of $6,500 for the services contributed by issued its President and its CFO (See Note 7).

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share (See Notes 4 and 7).

NOTE 6 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Consultant Co., Ltd whereby the Company will pay to EverAsia Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. During the year ended May 31, 2009, the Company recorded an expense of $45,000.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. During the year ended May 31, 2009, the Company recorded an expense of $45,000.

NOTE 7 – INCOME TAXES

The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	Years Ended May 31,
	2009	2008

Deferred tax liability	$-	$-
Deferred tax liability	-	-
Impairment of marketing agreement	135,487	-
Net Operating Loss Carryforward	67,439	3,225
Valuation allowance	(202,926)	(3,225)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2029.

The net change in the valuation allowance for the year ended May 31, 2009 was an increase of $199,701.

The components of income tax expense related to continuing operations are as follows:

	2009	2008
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 5.50%) as follows:

	Year Ended May 31,	Year Ended May 31,
	2009	2008

Statutory rate applied to earnings before income taxes:	$(202,152)	$(3,225)
Increase (decrease) in income taxes resulting from:
Change in deferred tax asset valuation allowance	199,701	3,225
Other	2,451	-
Income Tax Expense	$-	$-

NOTE 8 - SHAREHOLDERS' EQUITY

On January 30, 2008 the Company sold its President and sole Director 70,000 shares of common stock for $70. ($.001 per share)(See Note 5).

During the period January 30, 2008 (Inception) to May 31, 2008, the Company issued its President and sole Director 730,000 shares of common stock for services valued at $7,300. ($.01 per share).

In February 2008 the Company sold a total of 1,500,000 shares for net proceeds of $1,500 ($.001 per share). The Company believes this offering is exempt from registration with the US Securities and Exchange Commission.

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

During the year ended May 31, 2009 the Company recorded imputed compensation of $6,500 for the services contributed by issued its President and its CFO (See Note 5).

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company’s and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share the most recent cash offering price as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008 (see note 3).

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrued at 2% per year, and expired on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share (See Notes 4 and 5).

During 2009, the Company paid $2,175 for Blue Sky fees for shares previously issued.

NOTE 9 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended May 31, 2009, the Company has an accumulated deficit of $545,781 and used cash in operations of $87,183. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of May 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of July 23, 2009 are as follows:

Name	Age	Position	Date Appointed
Wang Li	49	President, Chairman of the Board of Directors	August 29, 2008
Zhongping Zhou	35	Director	August 29, 2008
Jun Zou	40	Director	August 29, 2008
Nie Pin (1)	49	Chief Operating Officer, Chief Executive Officer Director	August 29, 2008
Jiansheng Li	42	Secretary, Director	August 29, 2008
Binquan Zhang (2)	46	Chief Financial Officer	October 15, 2008

Note (1): Effective October 15, 2008 Mr. Nie Pin was appointed to the additional position of Chief Executive Officer.  Prior to October 15, 2008, Mr. Nie served as the Chief Operating Officer and as a Director of the Company

Note (2): Effective October 15, 2008, Mr. Xiaokun Li resigned as the Chief Financial Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Effective October 15, 2008, Mr. Binquan Zhang was hired to fill the position of Chief Financial Officer.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Wang Li, President and Chairman of the Board

Ms. Wang is our President and Chairman of the Board, as well as the president and owner of Yunnan Zhongsen Commercial Forest Plantation Group Inc., an agricultural corporation that specializes in the cultivation of Pu’er tea and other forest products in Yunnan Province, P.R. China.  She is proficient in corporate management and computer technology.  Ms. Wang’s other business ventures includes health care, catering and mineral exploration.  Prior to joining our company, she worked for the Yunnan Commodity Administration Bureau from December, 1985 through October, 2007, when she chose to devote her full time and efforts to establishing the Yunnan Zhongsen Commercial Forest Plantation Group, Inc.

Zhou Zhongping, Independent Director

Mr. Zhou has broad interests in art and culture, which allows him to incorporate aspects of the arts with the culture of Pu’er tea.  He currently serves as assistant secretary of Yunnan Zhongsen Commercial Forest Plantation Group Inc., and manager of Pu’er tea flagship shop in Kunming.  In addition, Mr. Zhou works to improve shelter and water supply conditions for tea farmers as well as college students.  He has a Bachelor of Arts degree from Tsingha University.

Zou Jun, Independent Director

Mr. Zou received his post-graduate education in California University and majored in International Law. Mr. Zou is an officer of Yunnan Zhongsen Commercial Forest Plantation Group Inc. He is also a professional Legal advisor who provides services including legal consultant, legal support and corporation structure design. He serves as Vice-president of Zhong Fa Attorney Affairs Office, and officer of Legal Daily. He is one of the pioneers who dealt with cases of sexual harassment in China, and was the first attorney who took Chinese traffic police to trial. Having been Securities Counsel to listed companies in China and legal consultant to the Journalism Committee for over 5 years, he brings his strong business ethics and knowledge of the private sector to the Company.

Pin Nie, Chief Executive Officer, Chief Operating Officer and Director

Mr. Nie is our Chief Executive Officer, Chief Operating Officer and a member of our Board of Directors.  Mr. Nie is a an efficiency expert who  successfully designed and presided over more than 100 cases involving sales and marketing  programs to  commonweal activities.  Among his successes was the Vietnam 411 Cow Development Strategy, which improved the Vietnam milk import industry. He is also a writer and journalist who has had five of his works adapted to film. He is the Chief Designer of Yunnan Zhongsen Commercial Forest Plantation Group Inc.  He is also an expert in business models and corporate structure reformation.  He is currently engaged as president of Longfeng Advertisement Inc., and President of Yunnan Harmonious Cultural Spread Inc., and serves as the Director of China Pu’er International Inc.  He brings his knowledge and talents of the private sector having been a multi-unit media manager and developer and as management design for over 15 years.

Li Jiansheng, Secretary and Director

Mr. Li is our Secretary and Director also serves as the General Executive Manager and Vice General Manager of Yunnan Zhongsen Commercial Forest Plantation Group Inc.  He is a professional manager who is not only skilled at human resources management but also skilled at corporation structure management. From October of 1990 until January of 1996 he worked for the Forum Hotel Shenzhen.  From February of 2001 until July of 2005 he worked for Kai Wah Plaza International Hotel Kunming as Resident General Manager. From August, 2005 to August, 2007 he worked at the Banyan Tree Ringha and the Banyan Tree Lijiang as Area Director of Human Resources for Yunnan, China & Interim Hotel Manager of BT Ringha. His knowledge and talent combined with his commitment to teamwork will contribute to our long term growth.

Binquan Zhang, Chief Financial Officer

Binquan Zhang received his post-graduate education in the Chinese Academy of Social Sciences and majored in Economics. Mr. Zhang serves as Chief Financial Officer of Zhong Sen International Tea Company. He is a certified public accountant with various work experience which includes his services as Chief Financial Officer in ZSIT effective as of October 15, 2008.  As early as 1987, he started his work on accounting in Yunnan Tin Group.  From 1987 to 1990, he worked as an Officer in the management department in Yunnan Tin Group and was mainly responsible for resources arrangement and financial affairs. From December of 1990 to the December of 1997, he was engaged as Financial Director, Financial Controller, as well as Chief Financial Officer in Yunnan at AiPhia Solder Corporation Ltd, a Sino-US joint venture company that specializes in the production of silver-based solder, solder copper, tin-lead solder. lead-free solder and flux in professional production.  From 2001 to now, he was engaged as Chief Financial Officer of Kunming Pantong Co., Ltd , a company with registered capital of 200,000,000 RMB and specialized in real estate.  In addition, he is also skilled in information technology and passed national computer rank examinations for the senior technician’s teams.

None of the officers or directors have any material plan, contract or arrangement to which an officer or director is a party or in which he or she participates that is entered into in connection with the triggering event or any grant or award to any such covered person under any such plan, contract or arrangement in connection with any such event.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers and directors do not receive compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as beneficial shareholders of us and, possibly, in other ways.  Additionally, we have imputed $6,500 in officers’ compensation for the services rendered to us for the year ended May 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Wang Li	2009	$ 1,000	0	0	0	0	0	0	$ 1,000
President and	2008	0	0	0	0	0	0	0	0
Chairman

Jun Zou	2009	0	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0	0

Nie Pin (1)	2009	$ 1,000	0	0	0	0	0	0	$ 1,000
Chief Operating	2008	0	0	0	0	0	0	0	0
Officer, Chief Executive Officer and Director

Jiansheng Li	2009	0	0	0	0	0	0	0	0
Secretary and	2008	0	0	0	0	0	0	0	0
Director

Binquan Zhang (2)	2009	0	0	0	0	0	0	0	0
Chief Financial	2008	0	0	0	0	0	0	0	0
Officer

Note (1): Effective October 15, 2008 Mr. Nie Pin was appointed to the additional position of Chief Executive Officer.  Prior to October 15, 2008, Mr. Nie served as the Chief Operating Officer and as a Director of the Company

Note (2): Effective October 15, 2008, Mr. Xiaokun Li resigned as the Chief Financial Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Effective October 15, 2008, Mr. Binquan Zhang was hired to fill the position of Chief Financial Officer.

Option Grants Table.  There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through May 31, 2009.
Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending May 31, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Wang Li	2009	0	0	0	0	0	0	0	0
President and	2008	0	0	0	0	0	0	0	0
Chairman

Zhongping Zhou	2009	0	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0	0

Jun Zou	2009	0	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0	0

Nie Pin (1)	2009	0	0	0	0	0	0	0	0
Chief Operating	2008	0	0	0	0	0	0	0	0
Officer, Chief Executive Officer and Director

Jiansheng Li	2009	0	0	0	0	0	0	0	0
Secretary and	2008	0	0	0	0	0	0	0	0
Director

Employment Agreements

We do not have any employment agreements with our officers or directors currently.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of July 23, 2009, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Wang Li No.145 Wenlin Street Wuhua District Kunming, Yunnan 650000 China	6,705,675	11.03%

Common Stock	Zhongping Zhou Nanhuan Road Jingzhou Disrict Jingzhou,Hubei 434100 China	30,000	0.05%

Common Stock	Nie Pin (1) No.4,Unit# 4 No.96 Taoyuan Street West District Panzhihua, Sichuan 617000 China	130,000	0.21%

Common Stock	Jun Zou No.172,Jinbi Road Wuhua District Kunming, Yunnan 650000 China	10,000	0.02%

Common Stock	Jiansheng Li No.96 Xierfang,Baishizhou,Shahe Nanshan District Shenzhen, Guangdong 518000 China	40,000	0.07%

Common Stock	All officers and directors as a group (5 persons)	6,915,675	11.38%

Note (1): Effective October 15, 2008 Mr. Nie Pin was appointed to the additional position of Chief Executive Officer.  Prior to October 15, 2008, Mr. Nie served as the Chief Operating Officer and as a Director of the Company

Based on 60,000,000 shares of our common stock issued and outstanding as of July 23, 2009.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

In August, 2008, we entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) , a related party company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  The Company and YZG are related due to partial common ownership among the officers and directors.

During the year ended May 31, 2009 we recorded imputed compensation of $6,500 for the services contributed by issued our President and our CFO

On October 1, 2008, we borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended May 31, 2009, we were billed approximately $14,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended May 31, 2008, we were billed approximately $ 6,600 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended May 31, 2009 and 2008 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended May 31, 2009 and 2008, we were billed $0 and $0, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not  have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

14.1	Code of Ethics

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zhong Sen International Tea Company

Date: July 23, 2009	By:	/s/ Wang Li
Wang Li
Chairman of the Board of Directors, President

Date: July 23, 2009	By:	/s/ Nie Pin
Nie Pin
Chief Executive Officer, Chief Operating Officer

Date: July 23, 2009	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Wang Li	Chairman of the Board of Directors,	July 23, 2009
Wang Li	President

/s/Nie Pin	Chief Executive Officer	July 23, 2009
Nie Pin	Chief Operating Officer

/s/Binquan Zhang	Chief Financial Officer	July 23, 2009
Binquan Zhang	Principal Accounting Officer