Form 10-Q
period 2009-08-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2009-10-14
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

(954) 247-4832

 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 14, 2009:  60,000,000 shares of common stock.

ZHONG SEN INTERNATIONAL TEA COMPANY

FORM 10-Q

August 31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS

ASSETS
	August 31, 2009	May 31, 2009
	(Unaudited)

CURRENT ASSETS
Cash	$9,958	$16,942
Accounts receivable	12,002	11,971

	21,960	28,913
		.
Marketing agreement	120,000	-

TOTAL ASSETS	$141,960	$148,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,500	$5,000

TOTAL LIABILITIES	1,500	5,000

COMMITMENTS AND CONTINGENCIES	-	-
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,000,000 and 5,000,000 shares issued and outstanding	60,000	5,000
Additional paid in capital	630,194	629,694
Accumulated deficit	(549,734)	(545,781)
Total Stockholders’ Equity	140,460	143,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,960	$148,913

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended
	to August 31, 2009	to August 31, 2008
REVENUES:
Marketing revenue	$36,848	$-
	36,848	-

OPERATING EXPENSES
Officer's compensation	500	4,500
Professional fees	10,251	24,938
Consulting fees	30,000	50,000
General and administrative	50	104
Total Operating Expenses	40,801	79,542

LOSS FROM OPERATIONS	(3,953)	(79,542)

OTHER EXPENSES
Interest Expense	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,953)	(79,542)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,953)	$(79,542)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	60,000,000	6,193,478

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD FROM JANUARY 30, 2008 TO AUGUST 31, 2009
(UNAUDITED)

	Common Stock		Additional	Accumulated Deficit During
	Shares	Amount	Paid-In Capital	Development Stage	Total

BALANCE, JANUARY 30, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of founders stock	70,000	70	-	-	70

Sale of common stock for cash ($.001 per share)	1,500,000	1,500	-	-	1,500

Sale of common stock for cash ($.01 per share)	2,580,000	2,580	23,220	-	25,800

Common stock issued to Presidnet for services ($.01 per share)	730,000	730	6,570	-	7,300

Common stock issued for professional fees ($.01 per share)	120,000	120	1,080	-	1,200

Net Loss, for the Period January 30, 2008 (Inception) to May 31, 2008	-	-	-	(8,570)	(8,570)

Balance May 31, 2008	5,000,000	5,000	30,870	(8,570)	27,300

Common stock issued for finder's fee	5,000,000	5,000	45,000	-	50,000

Common stock issued for sales and marketing agreement	49,900,000	49,900	449,100	-	499,000

Imputed compensation	-		6,500	-	6,500

Conversion of notes payable and accrued interest to related party	100,000	100	100,399	-	100,499

Stock offering costs	-	-	(2,175)	-	(2,175)

Net Loss for the year ended May 31, 2009	-	-	-	(537,211)	(537,211)
Balance May 31, 2009	60,000,000	$60,000	$629,694	$(545,781)	$143,913

Imputed compensation	-		500	-	500

Net Loss for the thee months ended August 31, 2009	-	-	-	(3,953)	(3,953)

Balance August 31, 2009	60,000,000	60,000	630,194	(549,734)	140,460

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended	For the three months ended
	August 31, 2009	August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,953)	$(79,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	500	4,500
Common stock issued for services	-	50,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(31)	-
Decrease / (increase) in prepaid expenses	-	19,083
Increase / (decrease) in accounts payable	(3,500)	730
Net Cash Used In Operating Activities	(6,984)	(5,229)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET DECREASE IN CASH	(6,984)	(5,229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,942	6,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,958	$1,071

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
As of August 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2009 are not necessarily indicative of results that may be expected for the year ending May 31, 2010. The financial statements are presented on the accrual basis.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At August 31, 2009 and May 31, 2009 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of August 31, 2009, the Company deems all account receivable collectible.

Concentration of Credit Risk

During the quarter ended August 31, 2009, one customer accounted for 100% of the Company's sales and 100% of accounts receivable as of August 31, 2009.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of August 31, 2009 and 2008 there were no common share equivalents outstanding.

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

NOTE 2 - SALES AND MARKETING AGREEMENT WITH RELATED PARTY

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

NOTE 3 – NOTES PAYABLE RELATED PARTY

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share. (See notes 4 and 6)

NOTE 4 - RELATED PARTY TRANSACTIONS

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

On April 6, 2008 the Company sold 100,000 shares of common stock to its Former President and Former Sole Director’s wife for $1,000 ($.01)

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of August 31, 2009 and May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share the most recent cash offering price as the finders fee. The Company expensed the value of the common stock issued at August 31, 2008.

During the year ended May 31, 2009 the Company recorded imputed compensation of $6,500 for the services contributed by issued its President and its CFO (See Note 6).

During the three months ended August 31, 2009 the Company recorded imputed compensation of $500 for the services contributed by issued its President and its CFO (See Note 6).

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrues at 2% per year, and expires on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share (See Notes 4 and 7).

NOTE 5 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Consultant Co., Ltd whereby the Company will pay to EverAsia Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. During the three months ended  August  31, 2009, the Company recorded an expense of $15,000.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. During the three months ended August 31, 2009, the Company recorded an expense of $15,000.

NOTE 6 - SHAREHOLDERS' EQUITY

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

During the year ended May 31, 2009 the Company recorded imputed compensation of $6,500 for the services contributed by issued its President and its CFO (See Note 4).

During the three months ended August 31, 2009 the Company recorded imputed compensation of $500 for the services contributed by issued its President and its CFO (See Note 4).

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

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrued at 2% per year, and expired on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share (See Notes 3 and 4).

During 2009, the Company paid $2,175 for Blue Sky fees for shares previously issued.

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended August 31, 2009, the Company has an accumulated deficit of $549,734 and used cash in operations of $6,984. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 13, 2009, the date the financial statements were issued.

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

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended August 31, 2009 Compared to the Three Months ended August 31, 2008

Total Revenues

We had revenues of $36,848 for the three months ended August 31, 2009 and $0 for the three months ended August 31, 2008.  The Company receives 20% of YZG’s sales through the related party Sales and Marketing Agreement we signed with YZG in August, 2008.  The increase is primarily due to increasing sales of tea and tea products by our main customer, YZG, as a result of the sales and marketing consulting services we provide to YZG under that Agreement, which was not in effect during the comparable period ending August 31, 2008.

Operating Expenses

Operating expenses for three months ended August 31, 2009 were $40,801 as compared to $79,542 for the three months ended August 31, 2008. The decrease was primarily due to a decrease in professional fees and consulting fees.  During the comparable period ending August 31, 2008, the Company incurred higher costs due to startup expenses, as well as the professional fees and consulting fees that resulted from our public offering.

Loss from operations

Loss from operations for the three months ended August 31, 2009 totaled $3,953 compared to a loss of $79,542 for the three months ended August 31, 2008.  The decrease in losses is directly attributable to the increase in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the nonrecurring charges taken during the same period in 2008 due to the costs of our public offering.

Net Loss

Net loss was $3,953 for the three months ended August 31, 2009, compared to $79,542 for the three months ended August 31, 2008.  The decrease in net loss is mainly due to increases in revenues and a decrease in operating expenses.

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

·       Design price differentiation from direct sales and channels sales providing a cost incentive for the consumer to purchase from the reseller;

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

Employees

As of August 31, 2009, the Company has 2 part-time employees.

GOING CONCERN CONSIDERATION

As reflected in the accompanying financial statements, we have an accumulated deficit of $549,734 and used cash in operations of $6,984 during the nine months ended August 31, 2009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2009, we have assets of $141,960 consisting of cash of $9,958, accounts receivable of $12,002 and intangible assets of $120,000 and total liabilities of $1,500 consisting of accounts payable of $1,500 compared to May 31, 2009 we had assets of $28,913 consisting of cash of $16,942, accounts receivable of $11,971 and total liabilities of $5,000 consisting of accounts payable of $5,000

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

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

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 20, 2009, Li Jianshang resigned as Secretary.  The resignation was for unspecified reasons but was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 20, 2009, the Company changed the position of Wang Li from President and Chairman of the Board of Directors to President, Secretary and Chairman of the Board of Directors of the Company.

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

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: October 14, 2009	By:	/s/ Nie Pin
Nie Pin
Chief Executive Officer

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer