Form 10-Q
period 2009-11-30
ZHONG SEN INTERNATIONAL TEA CO
filed 2010-01-08
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 7, 2010:  60,000,000 shares of common stock.

ZHONG SEN INTERNATIONAL TEA COMPANY

FORM 10-Q

November 30, 2009

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS

	November 30, 2009	May 31, 2009

CURRENT ASSETS
Cash	$7,010	$16,942
Accounts receivable, related party	23,671	11,971
	30,681	28,913

Marketing agreement	120,000	120,000

TOTAL ASSETS	$150,681	$148,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$11,435	$5,000

TOTAL LIABILITIES	11,435	5,000

COMMITMENTS AND CONTINGENCIES
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,000,000 and 60,000,000 shares issued and outstanding	60,000	60,000
Additional paid in capital	630,694	629,694
Accumulated deficit	(551,448)	(545,781)
Total Stockholders’ Equity	139,246	143,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,681	$148,913

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended November 30,		For the six months ended November 30,
	2009	2008	2009	2008
REVENUES:
Marketing revenue, related party	$35,639	$2,011	$72,486	$2,011
	35,639	2,011	72,486	2,011

OPERATING EXPENSES
Officer's compensation	500	-	1,000	4,500
Professional fees	4,304	13,920	14,555	39,859
Consulting fees	30,000	30,000	60,000	80,000
Impairment of marketing agreement	-	363,000	-	363,000
General and administrative	2,548	120	2,598	224
Total Operating Expenses	37,352	407,040	78,153	487,583

LOSS FROM OPERATIONS	(1,713)	(405,029)	(5,667)	(485,572)

OTHER EXPENSES
Interest Expense	-	334	-	334

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,713)	(405,363)	(5,667)	(485,906)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,713)	$(405,363)	$(5,667)	$(485,906)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	60,000,000	59,900,000	60,000,000	32,900,000

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDING NOVEMBER 30, 2009
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

BALANCE, JANUARY 30, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of founders stock	70,000	70	-	-	70

Sale of common stock for cash ($.001 per share)	1,500,000	1,500	-	-	1,500

Sale of common stock for cash ($.01 per share)	2,580,000	2,580	23,220	-	25,800

Common stock issued to Presidnet for services ($.01 per share)	730,000	730	6,570	-	7,300

Common stock issued for professional fees ($.01 per share)	120,000	120	1,080	-	1,200

Net Loss, for the Period January 30, 2008 (Inception) to
May 31, 2008	-	-	-	(8,570)	(8,570)

Balance May 31, 2008	5,000,000	5,000	30,870	(8,570)	27,300

Common stock issued for finder's fee	5,000,000	5,000	45,000	-	50,000

Common stock issued for sales and marketing agreement	49,900,000	49,900	449,100	-	499,000

Imputed compensation	-		6,500	-	6,500

Conversion of notes payable and accrued interest to related party	100,000	100	100,399	-	100,499

Stock offering costs	-	-	(2,175)	-	(2,175)

Net Loss for the year ended May 31, 2009	-	-	-	(537,211)	(537,211)
Balance May 31, 2009	60,000,000	$60,000	$629,694	$(545,781)	$143,913

Imputed compensation	-		1,000	-	1,000

Net Loss for the six months ended November 30, 2009	-	-	-	(5,667)	(5,667)

Balance November 30, 2009	60,000,000	60,000	630,694	(551,448)	139,246

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended November 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,667)	$(484,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	1,000	4,500
Common stock issued for services	-	50,000
Impairment of marketing agreement	-	363,000
Changes in operating assets and liabilities:
Increase in accounts receivable, related party	(11,700)	(2,010)
Decrease / (increase) in prepaid expenses	-	20,840
Increase in accrued interest	-	334
Increase in accounts payable	6,435	10,035
Net Cash Used In Operating Activities	(9,932)	(38,207)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	100,000

NET INCREASE (DECREASE) IN CASH	(9,932)	61,793

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,942	6,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,010	$68,093

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended November 30, 2009 are not necessarily indicative of results that may be expected for the year ending May 31, 2010. The financial statements are presented on the accrual basis.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cash and Cash Equivalents, and Credit Risk:

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At November 30, 2009 and May 31, 2009 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of November 30, 2009, the Company deems all account receivable collectible.

Concentration of Credit Risk

During the three and six months ended November 30, 2009, one customer accounted for 100% of the Company's sales and 100% of accounts receivable as of November 30, 2009.

Stock Compensation

The Company follows FASB Accounting Standards Codification No. 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees

Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of November 30, 2009 and 2008, there were no common share equivalents outstanding.

Recent Accounting Pronouncements:

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is non authoritative. The Adoption of FASB ASC No. 105 did not have an impact on our financial statements.

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

During the year ended May 31, 2009 the Company recorded imputed compensation of $6,500 for the services contributed by its President and its CFO (See Note 6).

During the three and six months ended November 30, 2009 the Company recorded imputed compensation of $500 and $1,000, respectively for the services contributed by its President and its CFO (See Note 6).

On October 1, 2008, the Company borrowed $100,000 from an officer and director.  Interest accrued at 2% per year, and expired on December 31, 2008. On December 31, 2008 the officer and director converted the note and accrued interest of $499 into 100,000 shares of common stock at a price of $1.00499 per share (See Notes 4 and 6).

NOTE 5 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Consultant Co., Ltd whereby the Company will pay to EverAsia Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. During the three and six months ended  November 30, 2009, the Company recorded an expense of $15,000 and $30,000, respectively.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. During the three and six months ended  November 30, 2009, the Company recorded an expense of $15,000 and $30,000, respectively.

NOTE 6 - SHAREHOLDERS' EQUITY

On January 30, 2008 the Company sold its President and sole Director 70,000 shares of common stock for $70. ($.001 per share)(See Note 4).

During the period January 30, 2008 (Inception) to May 31, 2008, the Company issued its President and sole Director 730,000 shares of common stock for services valued at $7,300. ($.01 per share) (See Note 4).

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

During the three and six months ended August 31, 2009 the Company recorded imputed compensation of $500 and $1,000, respectively for the services contributed by issued its President and its CFO (See Note 4).

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company’s and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share the most recent cash offering price as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008 (See Note 2).

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

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended November 30, 2009, the Company has an accumulated deficit of $551,448 and used cash in operations of $9,932. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 6, 2010, the date the financial statements were issued.

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

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended November 30, 2009 Compared to the Three Months ended November 30, 2008

Total Revenues

We had revenues of $35,639 for the three months ended November 30, 2009 and $2,011 for the three months ended November 30, 2008.  The Company receives 20% of YZG’s sales through the related party Sales and Marketing Agreement we signed with YZG in August, 2008.  The increase is primarily due to increasing sales of tea and tea products by our main customer, YZG, as a result of the sales and marketing consulting services we provide to YZG under that Agreement.

Operating Expenses

Operating expenses for three months ended November 30, 2009 were $37,352 as compared to $407,040 for the three months ended November 30, 2008.  During the comparable period ending November 30, 2008, the Company incurred higher costs due to a onetime impairment of a marketing agreement.  In addition, the Company reduced its operating expenses due to a reduction in professional fees compared to the comparable period ending November 30, 2008.

Gain from operations

Losses from operations for the three months ended November 30, 2009 totaled $1,713 compared to a loss of $405,363 for the three months ended November 30, 2008.  The  decrease in losses is directly attributable to the increase in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the reduction of operating expenses and elimination of nonrecurring charges taken during the same period in 2008 due to the impairment of the marketing agreement.

Net Loss

Net loss was $1,713 for the three months ended November 30, 2009, compared to a net loss of $405,363 for the three months ended November 30, 2008. The reduction in losses is directly attributable to the increase in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the reduction of operating expenses and elimination of nonrecurring charges taken during the same period in 2008 due to the impairment of the marketing agreement.

Comparison of Results of Operations for the Six Months Ended November 30, 2009 Compared to the Six Months ended November 30, 2008

Total Revenues

We had revenues of $72,486 for the six months ended November 30, 2009 and $2,011 for the six months ended November 30, 2008.  The Company receives 20% of YZG’s sales through the related party Sales and Marketing Agreement we signed with YZG in August, 2008.  The increase is primarily due to increasing sales of tea and tea products by our main customer, YZG, as a result of the sales and marketing consulting services we provide to YZG under that Agreement.

Operating Expenses

Operating expenses for six months ended November 30, 2009 were $78,153 as compared to $487,583 for the six months ended November 30, 2008.  During the comparable period ending November 30, 2008, the Company incurred higher costs due to a onetime impairment of a marketing agreement.  In addition, the Company reduced its operating expenses due to a reduction in professional fees compared to the comparable period ending November 30, 2008.

Loss from operations

Losses from operations for the six months ended November 30, 2009 totaled $5,667 compared to a loss of $485,572 for the six months ended November 30, 2008.  The  decrease in losses is directly attributable to the increase in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the reduction of operating expenses and elimination of nonrecurring charges taken during the same period in 2008 due to the impairment of the marketing agreement.

Net Loss

Net loss was $5,667 for the six months ended November 30, 2009, compared to a net loss of $485,906 for the six months ended November 30, 2008. The reduction in losses is directly attributable to the increase in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the reduction of operating expenses and elimination of nonrecurring charges taken during the same period in 2008 due to the impairment of the marketing agreement.
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

Our company suggests both direct sales and indirect sales through channel marketing to our client as the methods of getting the product to the worldwide consumer.   Direct sales can occur in person, via the phone, the Internet or by mail. Indirect, or channel sales typically refers to sales through a reseller. A reseller can order from us directly, or from a wholesale distributor.  In any case, our compensation is directly  affected by our client’s sales volume.

We suggest to our client, YZG that they can minimize channel conflicts by employing one or more of the following strategies:

▪  Segmentation of the product line;

▪  Establishment of limited or exclusive territories;

▪  Design price differentiation from direct sales and channels sales providing a cost incentive for the consumer to purchase from the reseller;

▪  Establishment of rotating promotions for resellers; and/or

▪  Design a tiered system that would establish reseller levels rewarding higher volume resellers with improved margins.

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

Employees

As of November 30, 2009, the Company has 2 part-time employees.

GOING CONCERN CONSIDERATION

As reflected in the accompanying financial statements, we have an accumulated deficit of $551,448 and used cash in operations of $9,932 during the six months ended November 30, 2009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2009, we have assets of $150,681 consisting of cash of $7,010, accounts receivable of $23,671 and intangible assets of $120,000 and total liabilities of $11,435 consisting of accounts payable of $11,435 ..  Compared to May 31, 2009 we had assets of $28,913 consisting of cash of $16,942, accounts receivable of $11,971 and total liabilities of $5,000 consisting of accounts payable of $5,000.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is non authoritative. The Adoption of FASB ASC No. 105 did not have an impact on our financial statements.

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

None.

Item 5. Other Information.

None

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

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: January 8, 2010	By:	/s/ Li Wang
Li Wang
Chief Executive Officer

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer