Form 10-Q
period 2010-02-28
ZHONG SEN INTERNATIONAL TEA CO
filed 2010-04-12
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Zhong Sen International Tea Company
(Exact name of registrant as specified in the Charter)

Florida	000-1434601	26-2091212
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5030 Champion Blvd, Suite G6 #198, Boca Raton, Fl 33496
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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 9, 2010:  60,000,000 shares of common stock.

Item 1.      Financial Statements
ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	February 28, 2010	May 31, 2009
	(Unaudited)

CURRENT ASSETS
Cash	$12,029	$16,942
Accounts receivable, related party	15,978	11,971
	28,007	28,913

Marketing agreement	120,000	120,000

TOTAL ASSETS	$148,007	$148,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,706	$5,000

TOTAL LIABILITIES	4,706	5,000

COMMITMENTS AND CONTINGENCIES	-	-
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,000,000 and 60,000,000 shares issued and outstanding	60,000	60,000
Additional paid in capital	631,194	629,694
Accumulated deficit	(547,893)	(545,781)
Total Stockholders’ Equity	143,301	143,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,007	$148,913

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended February 28,		For the nine months ended February 28,
	2010	2009	2010	2009
REVENUES:
Marketing revenue, related party	$38,957	$6,153	$111,443	$8,164
	38,957	6,153	111,443	8,164

OPERATING EXPENSES
Officer's compensation	500	-	1,500	4,500
Professional fees	3,838	802	18,393	39,661
Consulting fees	30,000	30,000	90,000	110,000
Impairment of marketing agreement	-	16,000	-	379,000
General and administrative	1,064	660	3,662	884
Total Operating Expenses	35,402	47,462	113,555	534,045

INCOME / (LOSS) FROM OPERATIONS	3,555	(41,309)	(2,112)	(525,881)

OTHER EXPENSES
Interest Expense		165		499

NET INCOME / (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,555	(41,474)	(2,112)	(526,380)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME / (LOSS)	$3,555	$(41,474)	$(2,112)	$(526,380)

Net income / (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	60,000,000	59,965,556	60,000,000	41,822,711

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months Ended February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,112)	$(526,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	1,500	4,500
Common stock issued for services	-	50,000
Impairment of marketing agreement	-	379,000
Changes in operating assets and liabilities:
Increase in accounts receivable, related party	(4,007)	(2,134)
Decrease / (increase) in prepaid expenses	-	20,633
Increase in accrued interest	-	2,015
Increase / (decrease) in accounts payable	(294)	499
Net Cash Used In Operating Activities	(4,913)	(71,867)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	100,000
Stock offering costs	-	(2,175)
Net Cash Provided By Financing Activities	-	97,825

NET INCREASE / (DECREASE) IN CASH	(4,913)	25,958

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,942	6,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,029	$32,258

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Conversion of note payable and accrued interest to common stock	$-	$100,499

See Accompanying Notes to the Condensed Unaudited Financial Statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2010 AND 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended February 28, 2010 are not necessarily indicative of results that may be expected for the year ending May 31, 2010. The financial statements are presented on the accrual basis.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At February 28, 2010 and May 31, 2009 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of February 28, 2010 the Company deems all accounts receivable collectible.

Concentration of Credit Risk

During the three and nine months ended February 28, 2010, one related party customer accounted for 100% of the Company's sales and 100% of accounts receivable as of February 28, 2010.

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

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of February 28, 2010 and 2009, there were no common share equivalents outstanding.

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

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2010 the Company recorded imputed compensation of $1,500 for the services contributed by its President and its CFO (See Note 5).

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Consultant Co., Ltd whereby the Company will pay to EverAsia Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. During the three and nine months ended February 28, 2010, the Company recorded an expense of $15,000 and $45,000, respectively.  On December 31, 2009, the contract was extended until December 31, 2011.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. During the three and nine months ended  February 28, 2010, the Company recorded an expense of $15,000 and $45,000, respectively.  On December 31, 2009, the contract was extended until December 31, 2011.

NOTE 5 - SHAREHOLDERS' EQUITY

During the nine months ended February 28, 2010 the Company recorded imputed compensation of $1,500 for the services contributed by issued its President and its CFO (See Note 3).

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

NOTE 6 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended February 28, 2010, the Company has net losses of $2,112, used cash in operations of $4,913, and has an accumulated deficit of $547,893 as of February 28, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended February 28, 2010 Compared to the Three Months ended February 28, 2009.

Total Revenues

We had revenues of $38,957 for the three months ended February 28, 2010 and $6,153 for the three months ended February 28, 2009.  We receive 20% of YZG’s sales through the related party Sales and Marketing Agreement we signed with YZG in August, 2008.  The increase of $32,804 is primarily due to increasing sales of tea and tea products by our main customer, YZG, as a result of the sales and marketing consulting services we provide to YZG under that Agreement.

Operating Expenses

Operating expenses for three months ended February 28, 2010 were $35,402 as compared to $47,462 for the three months ended February 28, 2009.  During the comparable period ending February 28, 2009, we incurred higher costs due to impairment of a marketing agreement.  In addition, our operating expenses increased slightly due to an increase in professional fees compared to the comparable period ending February 28, 2010.

Income from operations

Profits from operations for the three months ended February 28, 2010 totaled $3,555 compared to a loss of $41,209 for the three months ended February 28, 2009.   The decrease in losses and increase in profit is directly attributable to the increase in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the reduction of operating expenses and elimination of nonrecurring charges taken during the same period in 2009 due to the impairment of the marketing agreement.

Net Income

Net profit was $3,555 for the three months ended February 28, 2010, compared to a net loss of $41,474 for the three months ended February 28, 2009. The increase in profits and reduction in losses is directly attributable to the increase in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the reduction of operating expenses and elimination of nonrecurring charges taken during the same period in 2009 due to the impairment of the marketing agreement.

Comparison of Results of Operations for the Nine Months Ended February 28, 2010 Compared to the Nine Months ended February 28, 2009

Total Revenues

We had revenues of $111,443 for the Nine Months ended February 28, 2010 and $8,164 for the Nine Months ended February 28, 2009.  We receive 20% of YZG’s sales through the related party Sales and Marketing Agreement we signed with YZG in August, 2008.  The increase is primarily due to increasing sales of tea and tea products by our main customer, YZG, as a result of the sales and marketing consulting services we provide to YZG under that Agreement.

Operating Expenses

Operating expenses for Nine Months ended February 28, 2010 were $113,555 as compared to $534,045 for the Nine Months ended February 28, 2009.  During the comparable period ending February 28, 2009, we incurred higher costs due to impairment of a marketing agreement.  In addition, we reduced our operating expenses due to a reduction in professional fees compared to the comparable period ending February 28, 2009.

Loss from operations

Losses from operations for the Nine Months ended February 28, 2010 totaled $2,112 compared to a loss of $525,881 for the Nine Months ended February 28, 2009.  The decrease in losses is directly attributable to the increase in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the reduction of operating expenses and elimination of nonrecurring charges taken during the same period in 2009 due to the impairment of the marketing agreement.

Net Loss

Net loss was $2,112 for the Nine Months ended February 28, 2010, compared to a net loss of $526,380 for the Nine Months ended February 28, 2009. The reduction in losses is directly attributable to the increase in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the reduction of operating expenses and elimination of nonrecurring charges taken during the same period in 2009 due to the impairment of the marketing agreement.

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

Employees

As of February 28, 2010, the Company has 2 part-time employees.

GOING CONCERN CONSIDERATION

As reflected in the accompanying financial statements, we have an accumulated deficit of $547,893 as of February 28, 2010 and used cash in operations of $4,913 during the Nine Months ended February 28, 2010. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2010, we have assets of $148,007 consisting of cash of $12,029, accounts receivable of $15,978 and intangible assets of $120,000 and total liabilities of $4,706 consisting of accounts payable of $4,706.  Compared to May 31, 2009 we had assets of $148,913 consisting of cash of $16,942, accounts receivable of $11,971 and total liabilities of $5,000 consisting of accounts payable of $5,000.

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

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: April 9, 2010	By:	/s/ Li Wang
Li Wang
Chief Executive Officer

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer