Form 10-K
period 2010-05-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2010-07-16
CIK 1434601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-1434601

ZHONG SEN INTERNATIONAL TEA COMPANY
(Name of small business issuer in its charter)

FLORIDA	26-2091212
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14th Floor Guo Fang Building No.68 Wu Yi Road Kunming City, Yunnan Province P. R. China	650032
(Address of principal executive offices)	(Postal Code)

(954) 247-4832
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

As of July 9, 2010, the registrant had 60,000,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Supply Agreements

In August 2008, we entered into a related party agreement with Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide.  We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures.  On August 29, 2008, the effective date of the transaction, we issued 49,900,000 shares to approximately 4,200 shareholders in exchange for the sales and marketing agreement.  Additionally, our former sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

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

Employees

As of July 16, 2010, the Company has 1 part-time employee.  Our president has agreed to allocate a portion of her time to the activities of the Company.  The president anticipates that our business plan can be implemented by her devoting no more than 50 hours per year to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 1A.   RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.      DESCRIPTION OF PROPERTIES

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

ITEM 4.     (REMOVED AND RESERVED)

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

Equity Compensation Plan Information

The following table sets forth certain information as of May 31, 2010, with respect to compensation plans under which our equity securities are authorized for issuance:

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

Supply Agreements

In August 2008, we entered into a related party agreement with Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide.  We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures.  On August 29, 2008, the effective date of the transaction, we issued 49,900,000 shares to approximately 4,200 shareholders in exchange for the sales and marketing agreement.  Additionally, our former sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

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

Results of Operations for the Year Ended May 31, 2010 Compared to the Year Ended May 31, 2009

The following table presents the statement of operations for the year ended May 31, 2010 as compared to the year ended May 31, 2009. The discussion following the table is based on these results.

	For The Years Ended May 31,
	2010	2009

REVENUE	$146,407	$34,661

Total operating expenses	148,389	571,373

NET LOSS	$(1,982)	$(537,211)

Total Revenues

We had revenues of $146,407 for the year ended May 31, 2010 and $34,661 for the year ended May 31, 2009.  This increase is attributable to the receipt of commissions on sales of product by our sole customer, Yunnan Zhongsen Group, Ltd., a related party company, pursuant to a Sales and Marketing Agreement entered into by the Companies on August 29, 2008.

Operating Expenses

Operating expenses for the year ended May 31, 2010 decreased to $148,389 from $571,373 for the year ended May 31, 2009 representing a decrease of $422,984. During the fiscal year ending May 31, 2009, we incurred a one-time charge of $379,000 as an impairment of a Marketing Agreement.

Net Loss

Net loss was $1,982 for the year ended May 31, 2010 compared to $537,211 for the same period ended May 31, 2009, a decrease of $535,229.  Our net losses decreased because of an expansion in the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Yunnan Zhongsen Group, Ltd., on August 29, 2008.  Additionally, during the fiscal year ending May 31, 2009, we incurred a one-time charge of $379,000 as an impairment of a Marketing Agreement.

Liquidity and Capital Resources

As of May 31, 2010, we have assets of $149,731 consisting of cash of $1,431, accounts receivable of $28,300 and intangible assets of $120,000 and total liabilities of $5,800, compared with May 31, 2009, when we had assets of $148,913 consisting of cash of $16,942, accounts receivable of $11,971 and intangible assets of $120,000 and total liabilities of $5,000.

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

We anticipate that our general and administrative expenses for the next 12 months will total $183,200.

The breakdown is as follows:

General and Administrative
Legal and Accounting	$45,000
Telecommunications	1,200
Office Supplies	500
Postage & Shipping	1,200
Travel	8,000
Utilities	4,800
Consulting Fees	120,000
Salaries and Wages	2,000
Taxes and Licenses	500
TOTAL	$183,200

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended May 31, 2010. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on June 1, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ZHONG SEN INTERNATIONAL TEA COMPANY
FINANCIAL STATEMENTS

(AUDITED)

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2	BALANCE SHEETS

F-3	STATEMENTS OF OPERATIONS

F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

F-5	STATEMENTS OF CASH FLOWS

F-6 - F-9	NOTES TO AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Zhong Sen International Tea Company

We have audited the accompanying balance sheets of Zhong Sen International Tea Company (the “Company”) as of May 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Zhong Sen International Tea Company as of May 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has a net loss of $1,982, used cash in operations of $15,511 and has an accumulated deficit of $547,763 as of May 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
June 21, 2010

ZHONG SEN INTERNATIONAL TEA COMPANY
BALANCE SHEETS

ASSETS
	May 31,
	2010	2009

CURRENT ASSETS
Cash	$1,431	$16,942
Accounts receivable - Related Party	28,300	11,971
TOTAL CURRENT ASSETS	29,731	28,913

Marketing agreement	120,000	120,000

TOTAL ASSETS	$149,731	$148,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,800	$5,000

TOTAL LIABILITIES	5,800	5,000

COMMITMENTS AND CONTINGENCIES	-	-
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,000,000 shares issued and outstanding	60,000	60,000
Additional paid in capital	631,694	629,694
Accumulated deficit	(547,763)	(545,781)
Total Stockholders’ Equity	143,931	143,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,731	$148,913

See accompanying notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF OPERATIONS

	For the years ended May 31,
	2010	2009
REVENUES:
Marketing revenue - Related Party	$146,407	$34,661
	146,407	34,661

OPERATING EXPENSES
Officer's compensation	2,000	6,500
Professional fees	21,591	45,003
Consulting fees	120,000	140,000
Impairment of Marketing Agreement	-	379,000
General and administrative	4,798	870
Total Operating Expenses	148,389	571,373

LOSS FROM OPERATIONS	(1,982)	(536,712)

OTHER EXPENSES
Interest Expense	-	499

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,982)	(537,211)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,982)	$(537,211)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	60,000,000	46,404,384

See accompanying notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE YEARS ENDED MAY 31, 2010 AND 2009

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance May 31, 2008	$5,000,000	$5,000	$30,870	$(8,570)	$27,300

Common stock issued for finder's fee	5,000,000	5,000	45,000	-	50,000

Common stock issued for sales and marketing agreement	49,900,000	49,900	449,100	-	499,000

In-kind contribution of services	-		6,500	-	6,500

Conversion of notes payable and accrued interest to related party	100,000	100	100,399	-	100,499

Stock offering costs	-	-	(2,175)	-	(2,175)

Net Loss for the year ended May 31, 2009	-	-	-	(537,211)	(537,211)
Balance May 31, 2009	$60,000,000	$60,000	$629,694	$(545,781)	$143,913

In-kind contribution of services	-		2,000	-	2,000

Net Loss for the year ended May 31, 2010	-	-	-	(1,982)	(1,982)

Balance May 31, 2010	$60,000,000	$60,000	$631,694	$(547,763)	$143,931

See accompanying notes to the financial statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,982)	$(537,211)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services		2,000	6,500
Common stock issued for services		-	50,000
Impairment of marketing agreement		-	379,000
Changes in operating assets and liabilities:
Increase in accounts receivable		(16,329)	(11,971)
Decrease in prepaid expenses		-	21,000
Increase in accounts payable		800	5,000
Increase in accrued interest		-	499
Net Cash Used In Operating Activities		(15,511)	(87,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party		-	100,000
Stock offering costs		-	(2,175)
Net Cash Provided By Financing Activities		-	97,825

NET INCREASE/(DECREASE) IN CASH		(15,511)	10,642

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		16,942	6,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$1,431	$16,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-
Converion of note payable and accrued interest into common stock	$		$100,499

See accompanying notes to the financial statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE FINANCIAL STATEMENTS
AS OF MAY 31, 2010 AND 2009

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At May 31, 2010 and 2009 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of May 31, 2010 and 2009, the Company deems all accounts receivable collectible.

Concentration of Credit Risk

During the years ended May 31, 2010, and 2009 one related party customer located in China accounted for 100% of the Company's sales and 100% of accounts receivable as of May 31, 2010 and 2009.

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

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of May 31, 2010 and 2009, there were no common share equivalents outstanding.

Income Taxes:

The Company accounts for income taxes under the FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates (37.63%) expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on June 1, 2011.

NOTE 2 - SALES AND MARKETING AGREEMENT WITH RELATED PARTY

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share, which was the most recent cash offering price at the time, as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the years ended May 31, 2010 and 2009, the Company recorded imputed compensation of $2,000 and $6,500 for the services contributed by its President and its CFO (See Note 5).

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Consultant Co., Ltd whereby the Company will pay to EverAsia Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011.During the year ended May 31, 2010 and 2009, the Company recorded an expense of $60,000 and $45,000, respectively.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011.During the year ended May 31, 2010 and 2009, the Company recorded an expense of $60,000 and $45,000, respectively.

NOTE 5 - SHAREHOLDERS' EQUITY

During the years ended May 31, 2010 and 2009 the Company recorded imputed compensation of $2,000 and $6,500 for the services contributed by issued its President and its CFO (See Note 3).

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company’s and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008 (See Note 2).

On December 31, 2008, our President converted a note payable in the amount of $100,000 and accrued interest of $499 into 100,000 common shares at a purchase price of $1.00499 per common share. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

NOTE 6 – INCOME TAXES

The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	Years Ended May 31,
	2010	2009

Deferred tax liability	$-	$-
Deferred tax asset	-	-
Impairment of marketing agreement	125,979	135,487
Net Operating Loss Carryforward	76,940	67,439
Valuation allowance	(202,919)	(202,926)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2030.

The net change in the valuation allowance for the year ended May 31, 2010 was a decrease of $7.

The components of income tax expense related to continuing operations are as follows:

	2010	2009
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 5.50%) as follows:

	Year Ended May 31,	Year Ended May 31,
	2010	2009

Statutory rate applied to earnings before income taxes:	$(746)	$(202,152)
Increase (decrease) in income taxes resulting from:
Change in deferred tax asset valuation allowance	(7)	199,701
Other	753	2,451
Income Tax Expense	$-	$-

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended May 31, 2010, the Company has a net loss of $1,982, used cash in operations of $15,511, and has an accumulated deficit of $547,763 as of May 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of May 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of July 16, 2010 are as follows:

Name	Age	Position	Date Appointed
Wang Li	50	President, Secretary, Chairman of the Board of Directors	August 29, 2008
Zhongping Zhou	36	Director	August 29, 2008
Jun Zou	41	Director	August 29, 2008
Nie Pin	50	Chief Operating Officer, Chief Executive Officer Director	August 29, 2008
Binquan Zhang	47	Chief Financial Officer	October 15, 2008
Jiansheng Li(1)	43	Director	August 29, 2008

Note (1): Effective August 20, 2009, Jiansheng Li resigned as Secretary of the Company.  The resignation was for unspecified reasons but was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective August 20, 2009, Mrs. Wang Li was appointed to the additional position of Secretary.  Prior to August 20, 2009, Mrs. Wang Li served as the President and Chairman of the Board of Directors of the Company

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Wang Li, President, Secretary and Chairman of the Board

Ms. Wang is our President, Secretary and Chairman of the Board, as well as the president and owner of Yunnan Zhongsen Commercial Forest Plantation Group Inc., an agricultural corporation that specializes in the cultivation of Pu’er tea and other forest products in Yunnan Province, P.R. China.  She is proficient in corporate management and computer technology.  Ms. Wang’s other business ventures includes health care, catering and mineral exploration.  Prior to joining our company, she worked for the Yunnan Commodity Administration Bureau from December, 1985 through October, 2007, when she chose to devote her full time and efforts to establishing the Yunnan Zhongsen Commercial Forest Plantation Group, Inc.

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

Li Jiansheng, Director

Mr. Li is our Director also serves as the General Executive Manager and Vice General Manager of Yunnan Zhongsen Commercial Forest Plantation Group Inc.  He is a professional manager who is not only skilled at human resources management but also skilled at corporation structure management. From October of 1990 until January of 1996 he worked for the Forum Hotel Shenzhen.  From February of 2001 until July of 2005 he worked for Kai Wah Plaza International Hotel Kunming as Resident General Manager. From August, 2005 to August, 2007 he worked at the Banyan Tree Ringha and the Banyan Tree Lijiang as Area Director of Human Resources for Yunnan, China & Interim Hotel Manager of BT Ringha. His knowledge and talent combined with his commitment to teamwork will contribute to our long term growth.

None of the officers or directors have any material plan, contract or arrangement to which an officer or director is a party or in which he or she participates that is entered into in connection with the triggering event or any grant or award to any such covered person under any such plan, contract or arrangement in connection with any such event.

Committees and Meetings

We do not have a standing audit committee of the Board of Directors.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Family Relationships

There are no family relationships between our director and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director and officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our sole director and officer has not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended May 31, 2010.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer which has been filed previously.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information concerning the compensation for the fiscal years ended May 31, 2010 and May 31, 2009 of our directors and officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Wang Li	2010	0	0	0	0	0	0	0	0
President and	2009	0	0	0	0	0	0	0	0
Chairman

Jun Zou	2010	0	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0	0

Nie Pin	2010	0	0	0	0	0	0	0	0
Chief Operating Officer,	2009	0	0	0	0	0	0	0	0
Chief Executive Officer
and Director

Jiansheng Li (1)	2010	0	0	0	0	0	0	0	0
Secretary and	2009	0	0	0	0	0	0	0	0
Director

Binquan Zhang	2010	0	0	0	0	0	0	0	0
Chief Financial	2009	0	0	0	0	0	0	0	0
Officer

Note (1): Effective August 20, 2009, Jiansheng Li resigned as Secretary of the Company.  The resignation was for unspecified reasons but was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective August 20, 2009, Mrs. Wang Li was appointed to the additional position of Secretary.  Prior to August 20, 2009, Mrs. Wang Li served as the President and Chairman of the Board of Directors of the Company

Option Grants Table.  There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through May 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending May 31, 2010 by the executive officer named in the Summary Compensation Table.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of July 16, 2010, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Wang Li No.145 Wenlin Street Wuhua District Kunming, Yunnan 650000 China	6,705,675	11.03%

Common Stock	Zhongping Zhou Nanhuan Road Jingzhou Disrict Jingzhou,Hubei 434100 China	30,000	0.05%

Common Stock	Nie Pin No.4,Unit# 4 No.96 Taoyuan Street West District Panzhihua, Sichuan 617000 China	130,000	0.21%

Common Stock	Jun Zou No.172,Jinbi Road Wuhua District Kunming, Yunnan 650000 China	10,000	0.02%

Common Stock	All officers and directors as a group (4) persons)	6,875,675	11.31%

Note (1): Effective August 20, 2009, Jiansheng Li resigned as Secretary of the Company.  The resignation was for unspecified reasons but was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective August 20, 2009, Mrs. Wang Li was appointed to the additional position of Secretary.  Prior to August 20, 2009, Mrs. Wang Li served as the President and Chairman of the Board of Directors of the Company

Based on 60,000,000 shares of our common stock issued and outstanding as of July 16, 2010.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of management at no cost to us.

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share, which was the most recent cash offering price at the time, as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

During the years ended May 31, 2010 and 2009 the Company recorded imputed compensation of $2,000 and $6,500 for the services contributed by issued its President and its CFO.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended May 31, 2010, we were billed approximately $11,134 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended May 31, 2009, we were billed approximately $ 14,000 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended May 31, 2010 and 2009 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended May 31, 2010 and 2009, we were billed $0 and $0, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2010 and 2009.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. Our board of directors evaluated the fees for the fiscal year ended 2009 based on those paid in the fiscal year ended 2008 and therefore all of the above services and fees were reviewed and pre-approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules: None.

3. Exhibits

Exhibit No.	Title of Document

14.1	Code of Ethics*

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

* Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zhong Sen International Tea Company

Date: July 16, 2010	By:	/s/ Wang Li
Wang Li
Chairman of the Board of Directors, President, Secretary

Date: July 16, 2010	By:	/s/ Nie Pin
Nie Pin
Chief Executive Officer, Chief Operating Officer

Date: July 16, 2010	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Wang Li	Chairman of the Board of Directors,	July 16, 2010
Wang Li	President, Secretary

/s/Nie Pin	Chief Executive Officer and	July 16, 2010
Nie Pin	Chief Operating Officer

/s/Binquan Zhang	Chief Financial Officer and	July 16, 2010
Binquan Zhang	Principal Accounting Officer

/s/Zhongping Zhou	Director	July 16, 2010
Zhongping Zhou

/s/Jun Zou	Director	July 16, 2010
Jun Zou

/s/Jiansheng Li	Director	July 16, 2010
Jiangsheng Li