Form 10-Q
period 2010-08-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2010-09-24
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Zhong Sen International Tea Company
(Exact name of registrant as specified in the Charter)

Florida	000-1434601	26-2091212
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

14th Floor Guo Fang Building
No.68 Wu Yi Road
Kunming City, Yunnan Province
P. R. China (Address of Principal Executive Offices)

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 21, 2010:  60,000,000 shares of common stock.

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	August 31, 2010	May 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash	$1,303	$1,431
Accounts receivable - related party	22,954	28,300
	24,257	29,731

Marketing agreement	120,000	120,000

TOTAL ASSETS	$144,257	$149,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,625	$5,800

TOTAL LIABILITIES	4,625	5,800

COMMITMENTS AND CONTINGENCIES	-	-
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,00,000 shares issued and outstanding	60,000	60,000
Additional paid in capital	632,194	631,694
Accumulated deficit	(552,562)	(547,763)
Total Stockholders’ Equity	139,632	143,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,257	$149,731

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended August 31,
	2010	2009
REVENUE:
Marketing revenue - related party	$35,237	$36,848
	35,237	36,848
OPERATING EXPENSES
Officer's compensation	500	500
Professional fees	7,865	10,251
Consulting fees	30,000	30,000
General and administrative	1,671	50
Total Operating Expenses	40,036	40,801

LOSS FROM OPERATIONS	(4,799)	(3,953)

OTHER EXPENSES
Interest Expense	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,799)	(3,953)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,799)	$(3,953)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	60,000,000	60,000,000

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,799)	$(3,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	500	500
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	5,346	(31)
Decrease in accounts payable	(1,175)	(3,500)
Net Cash Used In Operating Activities	(128)	(6,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided By Financing Activities	-	-

NET DECREASE IN CASH	(128)	(6,984)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,431	16,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,303	$9,958

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE FINANCIAL STATEMENTS
AS OF AUGUST 31, 2010 AND 2009
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2010 are not necessarily indicative of results that may be expected for the year ending May 31, 2011. The financial statements are presented on the accrual basis.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At August 31, 2010 and May 31, 2010 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of August 31, 2010 and May 31, 2010, the Company deems all accounts receivable collectible.

Concentration of Credit Risk

During the three months ended August 31, 2010, and 2009 one related party customer located in China accounted for 100% of the Company's sales and 100% of accounts receivable as of August 31, 2010 and May 31, 2010.

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

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of August 31, 2010 and 2009, there were no common share equivalents outstanding.

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

NOTE 2 - SALES AND MARKETING AGREEMENT WITH RELATED PARTY

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share according to the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share, which was the most recent cash offering price at the time, as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2010 and 2009 the Company recorded imputed compensation of $500 and $500, respectively, for the services contributed by it President and its CFO (See Note 5.)

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Consultant Co., Ltd whereby the Company will pay to EverAsia Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011.During the three months ended August 31, 2010 and 2009, the Company recorded an expense of $15,000 and $15,000, respectively.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011. During the three months ended August 31, 2010 and 2009, the Company recorded an expense of $15,000 and $15,000, respectively.

NOTE 5 - SHAREHOLDERS' EQUITY

During the three months ended August 31, 2010 and 2009 the Company recorded imputed compensation of $500 and $500, respectively, for the services contributed by its President and its CFO (See Note 3).

NOTE 6 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended August 31, 2010, the Company has a net loss of $4,799, used cash in operations of $128, and has an accumulated deficit of $552,562 as of August 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

BUSINESS OVERVIEW

Zhong Sen International Tea Company was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) , a related party company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  During the year ended May 31, 2009, the Company exited the development stage.

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended August 31, 2010 Compared to the Three Months ended August 31, 2009.

Total Revenues

We had revenues of $35,237 for the three months ended August 31, 2010 and $36,848 for the three months ended August 31, 2009.  We receive 20% of YZG’s sales through the related party Sales and Marketing Agreement we signed with YZG in August, 2008.  The decrease of $1,611 can be attributed to a decrease in sales of tea and tea products by our main customer, YZG, due to a weakened global economy.

Operating Expenses

Operating expenses for three months ended August 31, 2010 were $40,036 as compared to $40,801 for the three months ended August 31, 2009.  During the comparable period ending August 31, 2009, we incurred higher professional fees, while general and administrative expenses were lower.

Loss from operations

Loss from operations for the three months ended August 31, 2010 totaled $4,799 compared to a loss of $3,953 for the three months ended August 31, 2009.   The increase in losses is directly attributable to the decrease in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the slight increase of operating expenses during the same period in 2009.

Net Loss

Net loss was $4,799 for the three months ended August 31, 2010, compared to a net loss of $3,953 for the three months ended August 31, 2009. The increase in losses is directly attributable to the decrease in revenues earned from the related party Sales and Marketing Agreement signed with YZG, as well as the slight increase of operating expenses during the same period in 2009.

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

Sales and Marketing

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

Employees

As of August 31, 2010, we have 2 part-time employees.

GOING CONCERN CONSIDERATION

As reflected in the accompanying unaudited financial statements, we have an accumulated deficit of $552,562 as of August 31, 2010 and used cash in operations of $128 during the Three Months ended August 31, 2010. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2010, we have assets of $144,257 consisting of cash of $1,303, accounts receivable of $22,954 and intangible assets of $120,000 and total liabilities of $4,625 consisting of accounts payable of $4,625.  Compared to May 31, 2010 we had assets of $149,731 consisting of cash of $1,431, accounts receivable of $28,300 and total liabilities of $5,800 consisting of accounts payable of $5,800.

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

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Item 4. Removed and Reserved

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

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: September 21, 2010	By:	/s/ Li Wang
Li Wang
Chief Executive Officer

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer