Form 10-Q
period 2010-11-30
ZHONG SEN INTERNATIONAL TEA CO
filed 2011-01-13
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2011:  60,000,000 shares of common stock.

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	November 30, 2010	May 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash	$398	$1,431
Accounts receivable	29,451	28,300
	29,849	29,731

Marketing agreement	120,000	120,000

TOTAL ASSETS	$149,849	$149,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$11,179	$5,800

TOTAL LIABILITIES	11,179	5,800

COMMITMENTS AND CONTINGENCIES	-	-
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,000,000 shares issued and outstanding	60,000	60,000
Additional paid in capital	632,694	631,694
Accumulated deficit	(554,024)	(547,763)
Total Stockholders’ Equity	138,670	143,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,849	$149,731

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2010	2009	2010	2009
REVENUES:
Marketing revenue	$35,006	$35,639	$70,243	$72,486
	35,006	35,639	70,243	72,486

OPERATING EXPENSES
Officer's compensation	500	500	1,000	1,000
Professional fees	4,652	4,304	12,517	14,555
Consulting fees	30,000	30,000	60,000	60,000
General and administrative	1,316	2,548	2,987	2,598
Total Operating Expenses	36,468	37,352	76,504	78,153

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,462)	(1,713)	(6,261)	(5,667)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,462)	$(1,713)	$(6,261)	$(5,667)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,261)	$(5,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	1,000	1,000
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	(1,151)	(11,700)
Decrease / (increase) in prepaid expenses	-	-
Increasse in accounts payable	5,379	6,435
Net Cash Used In Operating Activities	(1,033)	(9,932)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET DECREASE IN CASH	(1,033)	(9,932)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,431	16,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$398	$7,010

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended November 30, 2010 are not necessarily indicative of results that may be expected for the year ending May 31, 2011. The financial statements are presented on the accrual basis.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At November 30, 2010 and May 31, 2010 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of November 30, 2010 and May 31, 2010, the Company deems all accounts receivable collectible.

Concentration of Credit Risk

During the three and six months ended November 30, 2010, and 2009 one related party customer located in China accounted for 100% of the Company's sales and 100% of accounts receivable as of November 30, 2010 and May 31, 2010.

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

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of November 30, 2010 and 2009, there were no common share equivalents outstanding.

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

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the three and six months ended November 30, 2010 and 2009 the Company recorded imputed compensation of $500, $500, $1,000 and $1,000, respectively, for the services contributed by its President and its CFO (See Note 5.)

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Consultant Co., Ltd whereby the Company will pay to EverAsia Financial Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011. During the three and six months ended November 30, 2010 and 2009, the Company recorded an expense of $15,000, $15,000, $30,000 and $30,000, respectively.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011. During the three and six months ended November 30, 2010 and 2009, the Company recorded an expense of $15,000, $15,000, $30,000 and $30,000, respectively.

 NOTE 5 - SHAREHOLDERS' EQUITY

During the three and six months ended November 30, 2010 and 2009 the Company recorded imputed compensation of $500, $500, $1,000 and $1,000, respectively, for the services contributed by its President and its CFO (See Note 3).

NOTE 6 - GOING CONCERN

The Company's unaudited condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended November 30, 2010, the Company has a net loss of $6,261, used cash in operations of $1,033, and has an accumulated deficit of $554,024 as of November 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

BUSINESS OVERVIEW

Zhong Sen International Tea Company was incorporated on January 30, 2008, in the State of Florida. Our principal business objective is to  provide sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. We commenced business activities in August, 2008, when we entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG), a related party company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  During the year ended May 31, 2009, we exited the development stage.

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended November 30, 2010 Compared to the Three Months ended November 30, 2009.

Total Revenues

We had revenues of $35,006 for the three months ended November 30, 2010 and $35,639 for the three months ended November 30, 2009.  We receive 20% of YZG’s sales through the related party sales and marketing agreement we signed with YZG in August, 2008.  The decrease of $633 can be attributed to a decrease in sales of tea and tea products by our main customer, YZG, due to a weakened global economy.

Operating Expenses

Operating expenses for three months ended November 30, 2010 were $36,468 as compared to $37,352 for the three months ended November 30, 2009.  During the comparable period ending November 30, 2009, we incurred higher professional fees, and higher general and administrative expenses.

Loss from operations

Loss from operations for the three months ended November 30, 2010 totaled ($1,462) compared to a loss of ($1,713) for the three months ended November 30, 2009.  The decrease in loss is directly attributable to the decrease in operating expenses during the same period in 2010.

Net Loss

Net loss was ($1,462) for the three months ended November 30, 2010, compared to a net loss of ($1,713) for the three months ended November 30, 2009. The decrease in net loss is directly attributable to the decrease in operating expenses during the same period in 2010.

Comparison of Results of Operations for the Six Months Ended November 30, 2010 Compared to the Six Months ended November 30, 2009.

Total Revenues

We had revenues of $70,243 for the six months ended November 30, 2010 and $72,486 for the six months ended November 30, 2009.  We receive 20% of YZG’s sales through the related party Sales and Marketing Agreement we signed with YZG in August, 2008.  The decrease of $2,243 can be attributed to a decrease in sales of tea and tea products by our main customer, YZG, due to a weakened global economy.

Operating Expenses

Operating expenses for six months ended November 30, 2010 were $76,504 as compared to $78,153 for the six months ended November 30, 2009.  During the comparable period ending November 30, 2009, we incurred higher professional fees, and general and administrative expenses were also higher.

Loss from operations

Loss from operations for the six months ended November 30, 2010 totaled ($6,261) compared to a loss of ($5,667) for the six months ended November 30, 2009.   The increase in loss is directly attributable to the decrease in revenue during the same period in 2009.

Net Loss

Net loss was $6,261 for the six months ended November 30, 2010, compared to a net loss of $5,667 for the six months ended November 30, 2009. The increase in loss is directly attributable to the decrease in revenue during the same period in 2009.

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

Employees

As of November 30, 2010, we have 2 part-time employees.

GOING CONCERN CONSIDERATION

As reflected in the accompanying unaudited condensed financial statements, we have an accumulated deficit of ($554,024) as of November 30, 2010 and used cash in operations of $1,033 during the six months ended November 30, 2010. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2010, we have assets of $149,849 consisting of cash of $398, accounts receivable of $29,451 and intangible assets of $120,000 and total liabilities of $11,179 consisting of accounts payable of $11,179.  Compared to May 31, 2010 we had assets of $149,731 consisting of cash of $1,431, accounts receivable of $28,300 and total liabilities of $5,800 consisting of accounts payable of $5,800.  As of November 30, 2010, we have experienced an increase in the time it takes us to collect on our Accounts Receivable.  Further increases in the time to collect our Accounts Receivable will negatively affect our liquidity, as well as cause us to establish a reserve for bad debts.  We are in contact with our debtors, and are attempting to shorten the time necessary to collect.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: January 13, 2011	By:	/s/ Li Wang
Li Wang
Chief Executive Officer

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer