Form 10-Q
period 2011-02-28
ZHONG SEN INTERNATIONAL TEA CO
filed 2011-04-14
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Zhong Sen International Tea Company
(Exact name of registrant as specified in the Charter)

Florida	000-54163	26-2091212
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2011:  60,000,000 shares of common stock.

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	February 28, 2011	May 31, 2010
	(Unaudited)

CURRENT ASSETS
Cash	$265	$1,431
Accounts receivable - realated party (Net of reserve for bad debts of $0, and $0 respectively)	64,640	28,300
	64,905	29,731

Marketing agreement	120,000	120,000

TOTAL ASSETS	$184,905	$149,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$65,330	$5,800

TOTAL LIABILITIES	65,330	5,800

COMMITMENTS AND CONTINGENCIES	-	-
	.	.

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,000,000 and 60,000,000 shares issued and outstanding, respectively	60,000	60,000
Additional paid in capital	633,194	631,694
Accumulated deficit	(573,619)	(547,763)
Total Stockholders’ Equity	119,575	143,931
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,905	$149,731

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28,		For the Nine Months Ended February 30,
	2011	2010	2011	2010
REVENUES:
Marketing revenue	$35,159	$38,957	$105,402	$111,443
	35,159	38,957	105,402	111,443

OPERATING EXPENSES
Officer's compensation	500	500	1,500	1,500
Professional fees	3,566	3,838	16,083	18,393
Consulting fees	30,000	30,000	90,000	90,000
General and administrative	20,688	1,064	23,675	3,662
Total Operating Expenses	54,754	35,402	131,258	113,555

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(19,595)	3,555	(25,856)	(2,112)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(19,595)	$3,555	$(25,856)	$(2,112)

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,856)	$(2,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	1,500	1,500
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	(36,340)	(4,007)
(Decrese) Increase in accounts payable	59,530	(294)
Net Cash Used In Operating Activities	(1,166)	(4,913)

NET DECREASE IN CASH	(1,166)	(4,913)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,431	16,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265	$12,029

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2011 AND 2010
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended February 28, 2011 are not necessarily indicative of results that may be expected for the year ending May 31, 2011. The financial statements are presented on the accrual basis.

Organization

Zhong Sen International Tea Company (“The Company”) was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) (a/k/a Yunnan Zhongsen Commercial Forest Plantation Group Inc., a/k/a Yunnan Zhongsen Forest Co., Ltd.), a company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.

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

Revenue Recognition

The Company recognizes revenue from marketing arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized at the time the commissions or fees have been earned, which is upon the completion of the sale and when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cash and Cash Equivalents, and Credit Risk:

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At February 28, 2011 and May 31, 2010 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of February 28, 2011 and May 31, 2010, the Company recorded a reserve for doubtful accounts of $0 and $0, respectively.

Intangible Assets

In accordance with FASB ASC 235-10-50 Notes to Financial Statements-Overall- Disclosure on a quarterly basis, management reviews its current and expected future cash flow derived from its intangible assets and determines if an adjustment for impairment is necessary.  As of the nine months ended February 28, 2011, no impairment was detrmined.

Concentration of Credit Risk

During the three and nine months ended February 28, 2011, and 2010 one related party customer located in China accounted for 100% of the Company's sales and 100% of accounts receivable as of February 28, 2011 and May 31, 2010.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Any foreign currency received is translated into U.S. dollars in accordance with FASB ASC 830, Foreign Currency Matters.

Stock Compensation

The Company follows FASB Accounting Standards Codification No. 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees

Segments

The Company operates in one segment and therefore segment information is not presented (See Concentration of Credit Risk).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of February 28, 2011 and 2010, there were no common share equivalents outstanding.

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

NOTE 2 - SALES AND MARKETING AGREEMENT WITH RELATED PARTY

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd. (a/k/a Yunnan Zhongsen Commercial Forest Plantation Group Inc.), or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company and YZG’s sales figures. The Agreement is for a term of 50 years from the Effective Date and shall be automatically extended for additional terms of successive fifty year periods unless the Parties give written notice to the other of the termination of the Agreement hereunder at least 180 days prior to the expiration.  On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share according to the most recent cash offering price in exchange for the sales and marketing agreement. The Company determined the fair value to be the current price of the stock issued to acquire the asset. The shares were issued to 4,200 shareholders, who were former officers and directors, friends and family, and suppliers and customers of YZG. Under the Agreement, the issuance was made under the Regulation S exemption and all of the above shareholders are non-U.S. persons. The issuance did not engage in any directed selling efforts in the U.S.  The Company has capitalized the value of the Sales and Marketing agreement. The management determined upon review of current and expected future cash flow derived from the Sales and Marketing Agreement that the value of the Agreement had been impaired. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000 as a result of lower than expected sales. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share, which was the most recent cash offering price at the time, as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the three and nine months ended February 28, 2011 and 2010 the Company recorded imputed compensation of $500, $500, $1,500 and $1,500, respectively, for the services contributed by its President and its CFO (See Note 5)

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Consultant Co., Ltd whereby the Company will pay to EverAsia Financial Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011. During the three and nine months ended February 28, 2011 and 2010, the Company recorded an expense of $15,000, $15,000, $45,000 and $45,000, respectively.  EverAsia Financial Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

 On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011. During the three and nine months ended February 28, 2011 and 2010, the Company recorded an expense of $15,000, $15,000, $45,000 and $45,000, respectively.   EverAsia Financial Group, Inc. provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

 NOTE 5 - STOCKHOLDERS' EQUITY

During the three and nine months ended February 28, 2011 and 2010 the Company recorded imputed compensation of $500, $500, $1,500 and $1,500, respectively, for the services contributed by its President and its CFO (See Note 3).

NOTE 6 - GOING CONCERN

The Company's unaudited condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended February 28, 2011, the Company has a net loss of $25,856, used cash in operations of $1,166, and has an accumulated deficit of $573,619 as of February 28, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

BUSINESS OVERVIEW

Zhong Sen International Tea Company was incorporated on January 30, 2008, in the State of Florida. Our principal business objective is to  provide sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. We commenced business activities in August, 2008, when we entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) (a/k/a Yunnan Zhongsen Commercial Forest Plantation Group Inc.), a related party company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  During the year ended May 31, 2009, we exited the development stage.

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended February 28, 2011 Compared to the Three Months ended February 28, 2010.

Total Revenues

We had revenues of $35,159 for the three months ended February 28, 2011 and $38,957 for the three months ended February 28, 2010.  We receive 20% of YZG’s sales through the related party sales and marketing agreement we signed with YZG in August, 2008.  The decrease of $3,798 can be attributed to a decrease in sales of tea and tea products by our main customer, YZG, due to a weakened global economy.

Operating Expenses

Operating expenses for three months ended February 28, 2011 were $54,754 as compared to $35,402 for the three months ended February 28, 2010.  During the comparable period ending February 28, 2011, we incurred lower professional fees, and higher general and administrative expenses.  Specifically, we incurred higher general and administrative expenses as a result of our application with FINRA for a trading symbol on the OTCBB.

Loss from operations

Loss from operations for the three months ended February 28, 2011 totaled $19,595 compared to a profit of $3,555 for the three months ended February 28, 2010.  The increase in loss is directly attributable to the increase in operating expenses during the same period in 2011.

Net Loss

Net loss was $19,595 for the three months ended February 28, 2011, compared to a net profit of $3,555 for the three months ended February 28, 2010. The decrease in net income is directly attributable to the increase in operating expenses during the same period in 2011 as related to our application to FINRA for a trading symbol on the OTCBB.

Comparison of Results of Operations for the Nine Months Ended February 28, 2011 Compared to the Nine Months ended February 28, 2010.

Total Revenues

We had revenues of $105,402 for the nine months ended February 28, 2011 and $111,443 for the nine months ended February 28, 2010.  We receive 20% of YZG’s sales through the related party Sales and Marketing Agreement we signed with YZG in August, 2008.  The decrease of $6,041 can be attributed to a decrease in sales of tea and tea products by our main customer, YZG, due to a weakened global economy.

Operating Expenses

Operating expenses for the nine months ended February 28, 2011 were $131,258 as compared to $113,555 for the nine months ended February 28, 2010.  During the comparable period ending February 28, 2011, we incurred lower professional fees, and general and administrative expenses were higher as they relate to our application to FINRA for a trading symbol on the OTCBB.

Loss from operations

Loss from operations for the nine months ended February 28, 2011 totaled $25,856 compared to a loss of $2,112 for the nine months ended February 28, 2010.   The increase in loss is directly attributable to the decrease in revenue and increase in operating expenses during the same period in 2011.

Net Loss

Net loss was $25,856 for the nine months ended February 28, 2011, compared to a net loss of $2,112 for the nine months ended February 28, 2010. The increase in loss is directly attributable to the decrease in revenue and increase in operating expenses during the same period in 2011.

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

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

Supply Agreements

In August 2008, we entered into a related party agreement with Yunnan Zhongsen Group, Ltd., or YZG (a/k/a Yunnan Zhongsen Commercial Forest Plantation Group Inc.), a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide.  We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures.  On August 29, 2008, the effective date of the transaction, we issued 49,900,000 shares to approximately 4,200 shareholders in exchange for the sales and marketing agreement.  The shares were issued to former officers and directors, friends and family, and suppliers and customers of YZG. Under the Agreement, the issuance was made under the Regulation S exemption and all of the above shareholders are non-U.S. persons. The issuance did not engage in any directed selling efforts in the U.S.  Additionally, our former sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

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

We suggest to our client, YZG, that they can minimize channel conflicts by employing one or more of the following strategies:

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

Employees

As of February 28, 2011, we have 2 part-time employees.

GOING CONCERN CONSIDERATION

As reflected in the accompanying unaudited condensed financial statements, we have an accumulated deficit of $573,619 as of February 28, 2011 and used cash in operations of $1,166 during the nine months ended February 28, 2011. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2011, we have assets of $184,905 consisting of cash of $265, accounts receivable of $64,640 and intangible assets of $120,000 and total liabilities of $65,330 consisting of accounts payable of $65,330.  Compared to May 31, 2010 we had assets of $149,731 consisting of cash of $1,431, accounts receivable of $28,300 and total liabilities of $5,800 consisting of accounts payable of $5,800.  As of February 28, 2011, we have experienced an increase in the time it takes us to collect on our Accounts Receivable.  Further increases in the time to collect our Accounts Receivable will negatively affect our liquidity, as well as cause us to establish a reserve for bad debts.  We are in contact with our debtors, and are attempting to shorten the time necessary to collect.

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

Revenue Recognition

The Company recognizes revenue from marketing arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized at the time the commissions or fees have been earned, which is upon the completion of the sale and when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: April 14, 2011	By:	/s/ Li Wang
Li Wang
Chief Executive Officer

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer