Form 10-K/A
period 2010-05-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2011-05-23
CIK 1434601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-54163

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Zhong Sen International Tea Co. (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended May 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2010.  The purpose of this Amendment is to include (a) revised footnotes to the financial statements to disclose certain significant accounting policies, and to disclose additional information in connection to the sales and marketing agreement with related party; and (b) a revised “Evaluation of Disclosure Controls and Procedures”, “Management’s Annual Report on Internal Control over Financial Reporting” and “Changes in Internal Control over Financial Reporting” to disclose the significant deficiencies on our internal control over financial reporting and remedies we have adopted to mitigate the foregoing material weakness.

Except as stated herein, this Amendment does not reflect events occurring after the original filing of the Company’s Annual Report on Form 10-K on July 16, 2010 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K filed on July 16, 2010. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K on July 16, 2010.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

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

Functional Currency

We reviewed the requirements as set forth in FASB ASC 830-10-55-4, "in those instances in which the indicators are mixed and the functional currency is not obvious, management's judgment will be required to determine the functional currency that most faithfully portrays the economic results of the entity's operations and thereby best achieves the objectives of foreign currency translation set forth in paragraph 830-10-10-2."  Paragraph 830-10-10-2 provides that the foreign currency translation must accurately reflect the reporting company's cash flows and equity when applying a rate change.   Both our functional and reporting currency is US Dollars. The Company uses the US Dollar as this is the economic environment of its operations. The Company maintains its bank account in US Dollars, pays invoices in US Dollars, and most agreements require the amounts to be settled in US Dollars. We therefore feel that the US Dollar is our functional currency.

Use of Estimates

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

Cash and Cash Equivalents, and Credit Risk

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

The Company operates in one segment and therefore segment information is not presented.100% of our sales revenue is derived from a company located in China and 100% of our accounts receivable balances are from the same customer located in china. Please refer to the above “Concentration of Credit Risk”.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Evaluation of Intangible Asset for Impairment

The Company has capitalized the value of the Sales and Marketing agreement. The Management determined upon review of current and expected future cashflow derived from the Sales and Marketing Agreement that the value of the Agreement had been impaired.As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

The Company evaluates the recoverability of the sales and marketing agreement annually and whenever events or circumstance make it more likely than not that impairment may have occurred. Several factors are used to evaluate the intangible asset, including management’s plans for future operations and recent operating results. In the event facts and circumstances indicate the carrying value of the license agreement is impaired, the license agreements carrying value will be reduced to its implied fair value through a charge to operating expenses.

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

NOTE 2 - SALES AND MARKETING AGREEMENT WITH RELATED PARTY

On August 29, 2008 the Company entered into a related party Sales and Marketing Agreement (the “Agreement”) with the Yunnan Zhongsen Group, Ltd. (formerly known as Yunnan Zhongsen Forest Co., Ltd. (a/k/a Yunnan Zhongsen Commercial Forest Plantation Group Inc) on or before September 1, 2008), or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company’s and YZG’s sales figures. The Agreement is for a fifty year term, commencing on the Closing Date and ending on August 29, 2058 (the “Initial Term”). The Initial Term shall be automatically extended for additional terms of successive fifty year periods (the “Additional Term”) unless the Parties give written notice to the other of the termination of the Agreement hereunder at least 180 days prior to the expiration of the Initial Term or Additional Term. Under the Agreement, the Company shall provide sales, marketing and finance services to YZG  as the exclusive worldwide sales agent, and shall identify customers throughout the entire world for YZG products and services. The Company shall further, within such limitations relating to price, delivery and other key terms as YZG may, from time to time specify in writing, and subject to acceptance by YZG (by telex or otherwise), negotiate sales contracts as YZG’s exclusive worldwide sales agent, inside and outside of China.

On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement to 4.200 YZG shareholders, who were, at the time, made up of shareholders, officers and directors, friends and family, and suppliers and customers of YZG. Prior to the transaction, there were no common shareholders, officers, directors or other related parties or transactions between the Company and YZG.  The Company determined the fair value of the equity exchanged was the more reliable measurement of the assets acquired. ASC 805-50-25-1 requires the equity issued to be recognized on the date of the acquisition. At the time the company entered into the marketing agreement, we had recently completed a private placement of stock for cash. Based on the current cash offering price, it was determined that this was the fair value of the stock and this value was used to value the transaction.

In August 2010, the 5 current shareholders of YZG, acquired all of the outstanding shares of YZG from the previous 4,200 shareholders, among which selling shareholders was Ms. Wang.  In connection with their acquisition of the YZG shares, the former officers and directors of YZG, including Zhou Zhongping, Zou Jun and Pin Nie, resigned from their positions in YZG effective August 2010.  On August 29, 2008, Ms. Wang owned 13.61% of YZG, which was subsequently sold to the 5 current shareholders in August 2010 in an undisclosed ratio.  Currently, none of our officers and directors is related to the owners of YZG.

We are not under common ownership or management as YZG with the exception that our President and Chairman, Wang Li, currently serves as a director on the Board of Directors of YZG.  The following tables set forth our current Officers and Directors and the Officers, Directors and ownership interests of YZG.

Name	Director of ZSIT	ZSIT Officer/Title	Director of YZG	YZG Officer/Title	Ownership Interest in YZG
Li Wang	X	President/Secretary	X
Zhou Zhongping	X
Zou Jun	X
Pin Nie	X	CEO, COO
Binquan Zhang	X	CFO
Kaibiao Yin			X	President
DelinFeng			X	Executive VP
Ruigang Su			X	Administrative VP
FeiZou			X	VP of Sales
Baosheng Wang			X
Jinquan Ma			X
Fei Wang					40%
Xiaochuan Wang					30%
Jinfei Zhang					20%
Guisheng Wang					5%
Tenggao Liu					5%

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

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

EverAsia Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

NOTE 5 - SHAREHOLDERS' EQUITY

During the years ended May 31, 2010 and 2009 the Company recorded imputed compensation of $2,000 and $6,500 for the services contributed by issued its President and its CFO (See Note 3).

On August 29, 2008 the Company entered into a related party sales and marketing agreement withYZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company’s and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement toYZG shareholders.The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $379,000. The Company issued 5,000,000 shares of common stock valued at $50,000 or $.01 per share as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008 (See Note 2).

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of May 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We maintain our books and records in accordance with US GAAP. All invoices, payments, and accounting records are entered on a weekly basis using QuickBooks software. All entries are reviewed both by Management and by our CFO on a weekly basis, and by our CFO Consulting Services firm on a quarterly basis.

Our management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining for us adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of May 31, 2010 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (vi) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of May 31, 2010 based on the material weakness described below.

•	• insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures;
•	• lack of competent financial management personnel with appropriate accounting knowledge and training;
•
• our financial staff does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience;

•	• rely on outside consultant to prepare our financial statements; and • insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of May 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In order to mitigate the foregoing material weakness, we engaged an outside accounting consulting to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table.There were no stock options exercised during period ending May 31, 2010 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table.There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Wang Li No.145 Wenlin Street Wuhua District Kunming, Yunnan 650000 China	6,705,675	11.03%

Common Stock	Zhongping Zhou Nanhuan Road Jingzhou District Jingzhou,Hubei 434100 China	30,000	0.05%

Common Stock	Nie Pin No.4,Unit# 4 No.96 Taoyuan Street West District Panzhihua, Sichuan 617000 China	130,000	0.21%

Common Stock	Jun Zou No.172,Jinbi Road Wuhua District Kunming, Yunnan 650000 China	10,000	0.02%

Common Stock	All officers and directors as a group (4) persons)	6,875,675	11.31%

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

Zhong Sen International Tea Company

Date: May 23, 2011	By:	/s/ Wang Li
Wang Li
Chairman of the Board of Directors, President, Secretary

Date: May 23, 2011	By:	/s/ Nie Pin
Nie Pin
Chief Executive Officer, Chief Operating Officer

Date: May 23, 2011	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Wang Li	Chairman of the Board of Directors,	May 23, 2011
Wang Li	President, Secretary

/s/Nie Pin	Chief Executive Officer and	May 23, 2011
Nie Pin	Chief Operating Officer

/s/Binquan Zhang	Chief Financial Officer and	May 23, 2011
Binquan Zhang	Principal Accounting Officer

/s/Zhongping Zhou	Director	May 23, 2011
Zhongping Zhou

/s/Jun Zou	Director	May 23, 2011
Jun Zou