Form 10-Q/A
period 2010-08-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2011-05-23
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
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

EXPLANATORY NOTE

This Amendment No. 1 to the Periodic Report on Form 10-Q (this “Amendment”) of Zhong Sen International Tea Co. (the “Company”), amends the Company’s Quarter Report on Form 10-Q for the quarter ended August 31, 2010 (the “Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2010.  The purpose of this Amendment is to include (a) revised footnotes to the financial statements to disclose certain significant accounting policies, and to disclose additional information in connection to the sales and marketing agreement with related party; and (b) a revised “Evaluation of Disclosure Controls and Procedures”, “Management’s Annual Report on Internal Control over Financial Reporting” and “Changes in Internal Control over Financial Reporting” to disclose the significant deficiencies on our internal control over financial reporting and remedies we have adopted to mitigate the foregoing material weakness.

Except as stated herein, this Amendment does not reflect any subsequent events occurred after the original filing of the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

The Company operates in one segment and therefore segment information is not presented. 100% of our sales revenue is derived from a company located in China and 100% of our accounts receivable balances are from the same customer located in china. Please refer to the above “Concentration of Credit Risk”.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Evaluation of Intangible Asset for Impairment

On a quarterly basis, management reviews its current and expected future cash flow derived from its intangible assets and determines if any impairment exists and if there is a need to record an impairment. We will update our future filings to include our accounting policy for evaluating intangible assets for impairment.

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

NOTE 2 - SALES AND MARKETING AGREEMENT WITH RELATED PARTY

On August 29, 2008 the Company entered into a related party Sales and Marketing Agreement (the “Agreement”) with the Yunnan Zhongsen Group, Ltd. (formerly known as Yunnan Zhongsen Forest Co., Ltd. (a/k/a Yunnan Zhongsen Commercial Forest Plantation Group Inc) on or before September 1, 2008), or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company’s and YZG’s sales figures. The Agreement is for a fifty year term, commencing on the Closing Date and ending on August 29, 2058 (the “Initial Term”). The Initial Term shall be automatically extended for additional terms of successive fifty year periods (the “Additional Term”) unless the Parties give written notice to the other of the termination of the Agreement hereunder at least 180 days prior to the expiration of the Initial Term or Additional Term. Under the Agreement, the Company shall provide sales, marketing and finance services to YZG  as the exclusive worldwide sales agent, and shall dentify customers throughout the entire world for YZG products and services. The Company shall further, within such limitations relating to price, delivery and other key terms as YZG may, from time to time specify in writing, and subject to acceptance by YZG (by telex or otherwise), negotiate sales contracts as YZG’s exclusive worldwide sales agent, inside and outside of China.

On August 29, 2008, the effective date of the transaction, the Company issued 49,900,000 shares of common stock valued at $499,000 or $.01 per share the most recent cash offering price in exchange for the sales and marketing agreement to 4.200 YZG shareholders, who were, at the time, made up of shareholders, officers and directors, friends and family, and suppliers and customers of YZG. Prior to the transaction, there were no common shareholders, officers, directors or other related parties or transactions between the Company and YZG. Under the Agreement, the issuance was made under the Regulation S exemption and all of the above shareholders are non-U.S. persons. The issuance did not engage in any directed selling efforts in the U.S..

In August 2010, the 5 current shareholders of YZG, acquired all of the outstanding shares of YZG from the previous 4,200 shareholders, among which selling shareholders was Ms. Wang..  In connection with their acquisition of the YZG shares, the former officers and directors of YZG, including Zhou Zhongping, Zou Jun and Pin Nie, resigned from their positions in YZG effective August 2010.  On August 29, 2008, Ms. Wang owned 13.61% of YZG, which was subsequently sold to the 5 current shareholders in August 2010 in an undisclosed ratio.  Currently, none of our officers and directors is related to the owners of YZG.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in its internal control over financial reporting.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010, during the assessment of the effectiveness of internal control over financial reporting as of May 31, 2010, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper.  This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consulting to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP.  This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP.  We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future.  Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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