Form 10-Q/A
period 2011-02-28
ZHONG SEN INTERNATIONAL TEA CO
filed 2011-05-23
CIK 1434601

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

EXPLANATORY NOTE

This Amendment No. 1 to the Periodic Report on Form 10-Q (this “Amendment”) of Zhong Sen International Tea Co. (the “Company”), amends the Company’s Quarter Report on Form 10-Q for the quarter ended February 28, 2011 (the “Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011.  The purpose of this Amendment is to include (a) revised footnotes to the financial statements to disclose certain significant accounting policies, and to disclose additional information in connection to the sales and marketing agreement with related party; and (b) a revised “Evaluation of Disclosure Controls and Procedures”, “Management’s Annual Report on Internal Control over Financial Reporting” and “Changes in Internal Control over Financial Reporting” to disclose the significant deficiencies on our internal control over financial reporting and remedies we have adopted to mitigate the foregoing material weakness.

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