Form 10-K
period 2011-05-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2011-08-26
CIK 1434601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

As of August 26, 2011, the registrant had 20,000,000 shares of its common stock outstanding.

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

Supply Agreements

In August 2008, we entered into a related party agreement with Yunnan Zhongsen Group, Ltd., or YZG, a related party Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide.  We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures.  On August 29, 2008, the effective date of the transaction, we issued 831,667 shares to approximately 4,200 shareholders in exchange for the sales and marketing agreement.  Additionally, our former sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

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

Employees

As of August 26, 2011, the Company has three (3) part-time employees.  Our president and chairman of the Board of Directors our chief executive officer and chief operation officer, and our chief financial officer and principal accounting officer, all have agreed to allocate a portion of their time to the activities of the Company.  The employees anticipate that our business plan can be implemented by their devoting no more than 50 hours per year, respectively, to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

On May 20, 2011, our stockholders approved a 1 for 60 reverse stock split for our common stock. As a result, stockholders of record at the close of business on May 5, 2011, received one share of common stock for every sixty shares held. Common stock, additional paid-in capital, shares and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

Holders

There are 2,234 holders of our Common Stock.

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

Penny Stock

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

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

BUSINESS OVERVIEW

Zhong Sen International Tea Company (“The Company”) was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The company commenced business activities in August 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) , a related party company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  During the year ended May 31, 2009, the Company exited the development stage.  During the year ended May 31, 2011, YZG encountered operational and cash flow issues, delaying the payment to the Company of its monthly sales commission.  Management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.  Although Management is doubtful that the Company will collect on its receivable from YZG, Management has decided to continue to provide consulting services to YZG for the time being.

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

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

Supply Agreements

In August 2008, we entered into a related party agreement with Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused us to become YZG’s exclusive sales and marketing agent worldwide.  We receive a commission of 20% of global sales, payable each month based on our and YZG’s sales figures.  On August 29, 2008, the effective date of the transaction, we issued 831,667 shares to approximately 4,200 shareholders in exchange for the sales and marketing agreement.  Additionally, our former sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

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

Results of Operations for the Year Ended May 31, 2011 Compared to the Year Ended May 31, 2010

The following table presents the statement of operations for the year ended May 31, 2011 as compared to the year ended May 31, 2010. The discussion following the table is based on these results.

	For The Years Ended May 31,
	2011	2010

REVENUE	$105,402	$146,407

Total operating expenses	353,329	148,389

NET LOSS	$(247,927)	$(1,982)

Total Revenues

We had revenues of $105,402 for the year ended May 31, 2011and $146,407 for the year ended May 31, 2010.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.

Operating Expenses

Operating expenses for the year ended May 31, 2011 increased to $353,329 from $148,389 for the year ended May 31, 2010 representing an increase of $204,940. Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that existing and future collections under our Marketing Agreement are doubtful, and as a result, during the fiscal year ending May 31, 2011, we incurred a one-time charge of  $120,000 as an impairment of a Marketing Agreement and  bad debt expense of $57,640.  Finally, we incurred an increase in General & Administrative expenses of $22,851, which is attributable to added transfer agent expenses related to our listing on the OTCBB.  Although Management is doubtful that we will collect on its receivable from YZG, Management has decided to continue to provide consulting services to YZG for the time being.

Net Loss

Net loss was $247,927 for the year ended May 31, 2011 compared to $1,982 for the same period ended May 31, 2010, an increase of $245,945.  Our net losses increased because of an increase in our operating expenses, the impairment of a Marketing Agreement and the realization of a bad debt expense due to the uncollectibility of our accounts receivable.

Liquidity and Capital Resources

As of May 31, 2011, we have assets of $17 consisting of cash of $17 and total liabilities of $102,013, compared with May 31, 2010, when we had assets of $149,731 consisting of cash of $1,431, accounts receivable of $28,300 and intangible assets of $120,000 and total liabilities of $5,800.  The decrease in our assets are a result of the impairment of our Marketing Agreement and our decision to expense our existing accounts receivable to bad debt expense, due to the uncollectability of those receivables.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.  This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended May 31, 2011. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ZHONG SEN INTERNATIONAL TEA COMPANY
FINANCIAL STATEMENTS

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2	BALANCE SHEETS

F-3	STATEMENTS OF OPERATIONS

F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIENCY)

F-5	STATEMENTS OF CASH FLOWS

F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Zhong Sen International Tea Company

We have audited the accompanying balance sheets of Zhong Sen International Tea Company (the “Company”) as of May 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Zhong Sen International Tea Company as of May 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has a net loss of $247,957, used cash in operations of $1,828 and has an accumulated deficit of $795,690 as of May 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

August 26, 2011

ZHONG SEN INTERNATIONAL TEA COMPANY
BALANCE SHEETS

ASSETS

	May, 31
	2011	2010

CURRENT ASSETS
Cash	$17	$1,431
Accounts receivable - related party (Net of reserve for bad debts of $57,640, and $0 respectively)	-	28,300
TOTAL CURRENT ASSETS	17	29,731

Marketing agreement, related party, net of impairment	-	120,000

TOTAL ASSETS	$17	$149,731

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Loans from Shareholders	$414	$-
Accounts payable	101,599	5,800

TOTAL LIABILITIES	102,013	5,800

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,001,008 and 1,001,008 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	692,694	690,694
Accumulated deficit	(795,690)	(547,763)
Total Stockholders’ Equity / (Deficiency)	(101,996)	143,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$17	$149,731

See accompanying notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2011	2010
REVENUES:
Marketing revenue	$105,402	$146,407
	105,402	146,407

OPERATING EXPENSES
Officer's compensation	2,000	2,000
Professional fees	26,040	21,591
Consulting fees	120,000	120,000
Impairment of related party marketing agreement	120,000	-
Bad debt expense	57,640	-
General and administrative	27,649	4,798
Total Operating Expenses	353,329	148,389

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(247,927)	(1,982)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(247,927)	$(1,982)

Net loss per share - basic and diluted	$(0.25)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	1,001,008	1,001,008

See accompanying notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY / (DEFICIENCY)
FOR THE YEARS ENDED MAY 31, 2011 AND 2010

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance May 31, 2009	$1,001,008	1,000	688,694	$(545,781)	$143,913

Imputed compensation	-	-	2,000		2,000
	-	-	-
Net Loss for the year ended May 31, 2010	-	-	-	(1,982)	(1,982)

Balance May 31, 2010	1,001,008	1,000	690,694	(547,763)	143,931

Imputed compensation	-	-	2,000		2,000

Net Loss for the year ended May 31, 2011	-	-		(247,927)	(247,927)

Balance May 31, 2011	$1,001,008	$1,000	$692,694	$(795,690)	$(101,996)

See accompanying notes to the financial statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF CASH FLOWS

	For the year ended May 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,927)	$(1,982)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services	2,000	2,000
Reserve for bad debts	57,640	-
Impairment of marketing agreement, related party	120,000	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,340)	(16,329)
Increase in accounts payable	95,799	800
Net Cash Used In Operating Activities	(1,828)	(15,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from Shareholders	414	-
Net Cash Provided by Financing Activities	414	-

NET DECREASE IN CASH	(1,414)	(15,511)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,431	16,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17	$1,431

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the financial statements.

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE FINANCIAL STATEMENTS
AS OF MAY 31, 2011 AND 2010

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At May 31, 2011 and 2010 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of May 31, 2011 and 2010, the Company recorded a reserve for doubtful accounts of $57,640 and $0, respectively.

Concentration of Credit Risk

During the years ended May 31, 2011, and 2010 one related party customer located in China accounted for 100% of the Company's sales and 100% of accounts receivable as of May 31, 2011 and 2010.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, loans payable to shareholders and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Evaluation of Intangible Asset for Impairment

On a quarterly basis, management reviews its current and expected future cash flow derived from its intangible assets and determines if any impairment exists and if there is a need to record an impairment. We will update our future filings to include our accounting policy for evaluating intangible assets for impairment.

The Company has capitalized the value of the Sales and Marketing agreement. The Management determined upon review of current and expected future cash flow derived from the Sales and Marketing Agreement that the value of the Agreement had been impaired. As of May 31, 2009 the Company has recorded an impairment on the agreement in the amount of $499,000. The Company issued 83,333 shares of common stock valued at $50,000 or $.60 per share as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

The Company evaluates the recoverability of the sales and marketing agreement annually and whenever events or circumstance make it more likely than not that impairment may have occurred. Several factors are used to evaluate the intangible asset, including management’s plans for future operations and recent operating results. In the event facts and circumstances indicate the carrying value of the license agreement is impaired, the license agreements carrying value will be reduced to its implied fair value through a charge to operating expenses.  At May 31, 2011, the Company evaluated the recoverability of the sales and marketing agreement, and the collectability of related accounts receivable.  The Company determined that as a result of an increase in the possibility of the uncollectability of its accounts receivable, the sales and marketing agreement should be further impaired.  During the year ended May 31, 2011, the Company recorded an impairment on the Agreement of $120,000.

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of May 31, 2011 and 2010, there were no common share equivalents outstanding.

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

On August 29, 2008, the effective date of the transaction, the Company issued 831,667 shares of common stock valued at $499,000 or $.60 per share the most recent cash offering price in exchange for the sales and marketing agreement to 4,200 YZG shareholders, who were, at the time, made up of shareholders, officers and directors, friends and family, and suppliers and customers of YZG. Prior to the transaction, there were no common shareholders, officers, directors or other related parties or transactions between the Company and YZG. The Company determined the fair value of the equity exchanged was the more reliable measurement of the assets acquired. ASC 805-50-25-1 requires the equity issued to be recognized on the date of the acquisition. At the time the company entered into the marketing agreement, we had recently completed a private placement of stock for cash. Based on the current cash offering price, it was determined that this was the fair value of the stock and this value was used to value the transaction.

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

In May, 2011, we impaired the entire value of the Marketing Agreement due our inability to collect our receivables from YZG.  While YZG continues to assure us that they are obligated to make, and will make, payment on our open receivable from them, we have thus far been unable to collect our receivable.  The inability to collect this receivable has caused us to examine the value of the Marketing Agreement, based on the future value of the revenues and the ability of us to collect those revenues, and we determined that it is in our best interest to impair the remaining value of the Marketing Agreement.

We are not under common ownership or management as YZG with the exception of our President and Chairman, Wang Li, who currently serves as a director on the Board of Directors of YZG.  The following tables set forth our current Officers and Directors and the Officers, Directors and ownership interests of YZG.

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

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the years ended May 31, 2011 and 2010 the Company recorded imputed compensation of $2,000 and $2,000, respectively, for the services contributed by its President and its CFO (See Note 5)

During the year ended May 31, 2011, a shareholder has advanced $414 to the Company.  The loan is interest free and is payable on demand.

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Consultant Co., Ltd whereby the Company will pay to EverAsia Financial Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011. During the years ended May 31, 2011 and 2010, the Company recorded an expense of $60,000 and $60,000, respectively.  EverAsia Financial Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

 On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011. During the years ended May 31, 2011 and 2010, the Company recorded an expense of $60,000 and $60,000, respectively.   EverAsia Financial Group, Inc. provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

EverAsia Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

NOTE 5 - STOCKHOLDERS' EQUITY

During the years ended May 31, 2011 and 2010 the Company recorded imputed compensation of $2,000 and $2,000, respectively, for the services contributed by its President and its CFO (See Note 3).

On May 20, 2011, the Company's stockholders approved a 1 for 60 reverse stock split for its common stock. As a result, stockholders of record at the close of business on May 5, 2011, received one share of common stock for every sixty shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 6 – INCOME TAXES

The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	Years Ended May 31,
	2011	2010

Deferred tax liability	$-	$-
Deferred tax asset	-	-
Impairment of marketing agreement	171,135	125,979
Net Operating Loss Carry forward	124,326	76,940
Valuation allowance	(295,461)	(202,919)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

The net change in the valuation allowance for the year ended May 31, 2011 was an increase of $92,542.

The components of income tax expense related to continuing operations are as follows:

	2011	2010
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 5.50%) as follows:

	Year Ended May 31,	Year Ended May 31,
	2011	2010

Statutory rate applied to earnings before income taxes:	$(93,295)	$(746)
Increase (decrease) in income taxes resulting from:
Change in deferred tax asset valuation allowance	92,542	(7)
Other	753	753
Income Tax Expense	$-	$-

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended May 31, 2011 the Company has a net loss of $247,927, used cash in operations of $1,828, and has an accumulated deficit of $795,690 as of May 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 – SUBSEQUENT EVENTS

 On June 23, 2011, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395.20 at $0.60 per share, the last offering price of our common stock.

On August 24, 2011, a related party loaned the Company $1,700.  The loan  is interest free and is payable on demand.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of May 31, 2011.

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

Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of May 31, 2011 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (vi) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of May 31, 2011 based on the material weakness described below.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of May 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of August 26, 2011 are as follows:

Name	Age	Position	Date Appointed
Li Wang	51	President, Secretary, Chairman of the Board of Directors	August 29, 2008
Zhongping Zhou	37	Independent Director	August 29, 2008
Jun Zou	42	Independent Director	August 29, 2008
Pin Nie	52	Chief Operating Officer, Chief Executive Officer, Director	August 29, 2008
Binquan Zhang	48	Chief Financial Officer, Chief Accounting Officer, Director	October 15, 2008

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Li Wang, President, Secretary and Chairman of the Board

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

Zhongping Zhou, Independent Director

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

Jun Zou, Independent Director

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

Binquan Zhang, Chief Financial Officer, Chief Accounting Officer and Director

Binquan Zhang received his post-graduate education in the Chinese Academy of Social Sciences and majored in Economics. Mr. Zhang serves as Chief Financial Officer of Zhong Sen International Tea Company. He is a certified public accountant with various work experience which includes his services as Chief Financial Officer in ZSIT effective as of October 15, 2008.  As early as 1987, he started his work on accounting in Yunnan Tin Group.  From 1987 to 1990, he worked as an Officer in the management department in Yunnan Tin Group and was mainly responsible for resources arrangement and financial affairs. From December of 1990 to the December of 1997, he was engaged as Financial Director, Financial Controller, as well as Chief Financial Officer in Yunnan at AiPhia Solder Corporation Ltd, a Sino-US joint venture company that specializes in the production of silver-based solder, solder copper, tin-lead solder. lead-free solder and flux in professional production.  From 2001 to now, he was engaged as Chief Financial Officer of Kunming Pantong Co., Ltd., a company with registered capital of 200,000,000 RMB and specialized in real estate.  In addition, he is also skilled in information technology and passed national computer rank examinations for the senior technician’s teams.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended May 31, 2011.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer which has been filed previously.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information concerning the compensation for the fiscal years ended May 31, 2011 and May 31, 2010 of our directors and officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Li Wang	2011	0	0	0	0	0	0	0	0
President and Chairman	2010	0	0	0	0	0	0	0	0
Pin Nie	2011	0	0	0	0	0	0	0	0
Chief Operating Officer, Chief Executive Officer and Director	2010	0	0	0	0	0	0	0	0
Binquan Zhang	2011	0	0	0	0	0	0	0	0
Chief Financial Officer, Chief Accounting Officer and Director	2010	0	0	0	0	0	0	0	0

Option Grants Table.  There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through May 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending May 31, 2011 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Our Directors who also serve as employees of the Company do not receive payment for services as directors. The independent directors of the Board of Directors are responsible for reviewing and making decisions regarding all matters pertaining to fees and retainers paid to Directors of the Board. The independent directors may engage consultants or advisors in connection with their compensation review and analysis. The independent directors did not engage any consultants in the fiscal year ended May 31, 2011.

In making non-employee Director’s compensation decisions, the independent directors take various factors into consideration, including, but not limited to, the responsibilities of Directors generally, as well as committee chairs, and the forms of compensation paid to directors by comparable corporations.

We do not currently compensate our other directors. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its directors during the last fiscal year ended May 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Li Wang	-	-	-	-	-	-	-
Pin Nie	-	-	-	-	-	-	-
Bingquan Zhang	-	-	-	-	-	-	-
Jun Zou	-	(1)	-	-	-	-	(1)
Zhongping Zhou	-	(2)	-	-	-	-	(2)

(1): Our Independent Director Mr. Jun Zou received his [unrestricted] stock awards of 10,000 shares on August 29, 2008, which was 1.67% of our total outstanding issued common stock before January 20, 2011.  Mr. Zou sold all his above shares at the price of $1.00 per share on January 20, 2011.

(2): Our Independent Director Mr. Zhongping Zhou received his [unrestricted] stock awards of 30,000 shares on August 29, 2008, which is adjusted to 500 shares of the common stocks after the reverse stock split of 1:60 effective on May 20, 2011. Mr. Zhou has total 0.0025% of our outstanding common stock.

The directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they serve.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of August 26, 2011, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Li Wang No.145 Wenlin Street Wuhua District Kunming, Yunnan 650000 China	19,112,422	95.56%

Common Stock	Zhongping Zhou Nanhuan Road Jingzhou District Jingzhou,Hubei 434100 China	500	0.00%

Common Stock	Pin Nie No.4,Unit# 4 No.96 Taoyuan Street West District Panzhihua, Sichuan 617000 China	2,167	0.01%

Common Stock	All officers and directors as a group (3) persons)	19,115,089	95.57%

Based on 20,000,000 shares of our common stock issued and outstanding as of August 26, 2011.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of management at no cost to us.

On August 29, 2008 the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 831,667 shares of common stock valued at $499,000 or $.60 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2011 the Company has recorded an impairment on the agreement in the amount of $499,000. The Company issued 83,333 shares of common stock valued at $50,000 or $.60 per share, which was the most recent cash offering price at the time, as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

On December 31, 2008, our President converted a note payable in the amount of $100,000 and accrued interest of $499 into 1,667 common shares at a purchase price of $60.29 per common share. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

During the years ended May 31, 2011 and 2010 the Company recorded imputed compensation of $2,000 and $2,000 for the services contributed by issued its President and its CFO.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended May 31, 2010, we were billed approximately $11,134 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended May 31, 2011, we were billed approximately $10,785 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended May 31, 2011 and 2010 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended May 31, 2011 and 2010, we were billed $0 and $0, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2011 and 2010.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. Our board of directors evaluated the fees for the fiscal year ended 2011 based on those paid in the fiscal year ended 2010 and therefore all of the above services and fees were reviewed and pre-approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-11 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Title of Document

3.1	Articles of Incorporation and Amendments (1)

3.2	Bylaws (1)

10.1	Stock Purchase Agreement (2)

10.2	Agreement to Acquire Marketing and Commission Agreement (3)

14.1	Code of Ethics (4)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1) Previously filed as Exhibit 3.1 and 3.2 to Form S-1 filed on June 26, 2008.
(2) Previously filed as Exhibit 10.1 to Form S-1/A filed on August 26, 2008.
(3) Previously filed as Exhibit 10.1 to Form 8K filed on September 10, 2008.
(4) Previously filed as Exhibit 14.1 to Form 10K on July24, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zhong Sen International Tea Company

Date: August 26, 2011	By:	/s/ Li Wang
Li Wang
Chairman of the Board of Directors, President, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Wang	Chairman of the Board of Directors,	August 26, 2011
Wang Li	President, Secretary

/s/ Pin Nie	Chief Executive Officer	August 26, 2011
Nie Pin	Chief Operating Officer and Director

/s/Binquan Zhang	Chief Financial Officer	August 26, 2011
Binquan Zhang	Principal Accounting Officer and Director

/s/Zhongping Zhou	Independent Director	August 26, 2011
Zhongping Zhou

/s/Jun Zou	Independent Director	August 26, 2011
Jun Zou