Form 10-Q
period 2011-08-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2011-10-13
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

Zhong Sen International Tea Company
(Exact name of registrant as specified in its Charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

14th Floor Guo Fang Building No.68 Wu Yi Road Kunming City, Yunnan Province P. R. China	650000
(Address of principal executive office)	(Zip Code)

 (954) 247-4832
 (Registrant’s telephone number, including area code)

Not Applicable
 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of October 13, 2011 20,000,000 shares of common stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY CONDENSED BALANCE SHEETS ASSETS

	August 31, 2011	May 31, 2011
	(Unaudited)

CURRENT ASSETS
Cash	$40	$17
Accounts receivable - related party (Net of reserve for bad debts of $57,640, and $57,640 respectively)	-	-
TOTAL CURRENT ASSETS	40	17

TOTAL ASSETS	$40	$17

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$139,486	$101,599
Loans from Stockholder	2,189	414

TOTAL LIABILITIES	141,675	102,013

COMMITMENTS AND CONTINGENCIES	-	-
	.	.

STOCKHOLDERS’ (DEFICIENCY)
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 and 1,001,008 shares issued and outstanding, respectively	20,000	1,000
Additional paid in capital	12,073,089	692,694
Accumulated deficit	(12,234,724)	(795,690)
Total Stockholders’ Deficiency	(141,635)	(101,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$40	$17

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended August 31,
	2011	2010
REVENUES:
Marketing revenue - Related Party	$-	$35,237
	-	35,237

OPERATING EXPENSES
Officer's compensation	11,399,395	500
Professional fees	9,033	7,865
Consulting fees	30,000	30,000
General and administrative	606	1,671
Total Operating Expenses	11,439,034	40,036

LOSS FROM OPERATIONS	(11,439,034)	(4,799)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(11,439,034)	(4,799)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(11,439,034)	$(4,799)

Net loss per share - basic and diluted	$(0.75)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	15,250,252	1,001,008

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,439,034)	$(4,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	11,399,395
Imputed Compensation	-	500
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	5,346
(Increase) / Decrease in accounts payable	37,887	(1,175)
Net Cash Used In Operating Activities	(1,752)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholder	75
Loans from Stockholder	1,700	-
Net Cash Provided by Financing Activities	1,775	-

NET INCREASE / (DECREASE) IN CASH	23	(128)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17	1,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40	$1,303

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2011 are not necessarily indicative of results that may be expected for the year ending May 31, 2012. The financial statements are presented on the accrual basis.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company.   At August 31, 2011 and May 31, 2011 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of August 31, 2011 and May 31, 2011, the Company recorded a reserve for doubtful accounts of $57,640 and $57,640, respectively.

Concentration of Credit Risk

During the three months ended August 31, 2010 one related party customer located in China accounted for 100% of the Company's sales. The same related party customer accounted for 100% of accounts receivable as of August 31, 2011 and 2010.

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

The Company has capitalized the value of the Sales and Marketing agreement. The Management determined upon review of current and expected future cash flow derived from the Sales and Marketing Agreement that the value of the Agreement had been impaired. As of May 31, 2011the Company has recorded an impairment on the agreement in the amount of $499,000. The Company issued 83,333 shares of common stock valued at $50,000 or $.60 per share as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

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

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of August 31, 2011 and 2010, there were no common share equivalents outstanding.

Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

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

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2011 and 2010 the Company recorded imputed compensation of $0 and $500, respectively, for the services contributed by its President and its CFO (See Note 6)

During the year ended May 31, 2011, a shareholder has advanced $414 to the Company.  The loan is interest free and is payable on demand.

On June 23, 2011, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock.

During the three months ended August 31, 2011, a stockholder loaned the Company $1,775.  The loans are interest free and are payable on demand.

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Consultant Co., Ltd whereby the Company will pay to EverAsia Financial Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011. During the three months ended August 31, 2011 and 2010, the Company recorded an expense of $15,000 and $15,000, respectively.  EverAsia Financial Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

 On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011. During the three months ended August 31, 2011 and 2010, the Company recorded an expense of $15,000 and $15,000, respectively.   EverAsia Financial Group, Inc. provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

EverAsia Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

NOTE 5 – LOANS FROM STOCKHOLDER

During the three months ended August 31, 2011, a stockholder loaned the Company $1,775.  The loans are interest free and are payable on demand.

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended August 31, 2011 and 2010 the Company recorded imputed compensation of $0 and $500, respectively, for the services contributed by its President and its CFO (See Note 3).

On June 23, 2011, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock.The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended August 31, 2011 the Company has a net loss of $11,439,034, used cash in operations of $1,752, a working capital deficiency of $141,635 and has an accumulated deficit of $12,234,724 as of August 31, 2011.   Management continues to provide consulting services to the Company’s main customer and related party, YZG, in anticipation that economic conditions will improve and that YZG will be able to initiate payments under the Marketing Agreement once again, though no date has been given to Management as to when these payments will begin .These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 – SUBSEQUENT EVENT

On September 23, 2011, a related party loaned the Company $1,000.  The loan is interest free and is payable on demand.

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

RESULTS OF OPERATION

Results of Operations for the Three Months Ended August 31, 2011 Compared to the Three Months ended August 31, 2010.

Total Revenues

We had revenues of $0 for the three months ended August 31, 2011 and $35,237 for the three months ended August 31, 2010.  We receive 20% of YZG’s sales through the related party Sales and Marketing Agreement we signed with YZG in August 2008.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.

Operating Expenses

Operating expenses for three months ended August 31, 2011 were $11,439,034 as compared to $40,036 for the three months ended August 31, 2010. During the first quarter of 2011, we issued 18,998,992 shares of common stock, with a value of $11,399,395 at the most recent cash sale price of $0.60 per share, to our President for her service to the Company.  Exclusive of the expense of the stock issuance, operating expenses decreased to $39,639.  During the comparable period ending August 31, 2011, we incurred higher professional fees, while general and administrative expenses were lower.

Net Loss

Net loss was for the three months ended August 31, 2011 totaled $11,439,034 compared to a loss of $4,799 for the three months ended August 31, 2010. The increase in losses is attributable to the elimination of revenues as a result of the uncollectability under our related party agreement with YZG, as well as the increase of operating expenses resulting from the stock issuance to our President as compensation during the same period in 2011.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Find additional customers to purchase tea products from our contracted supplier, Yunnan Zhongsen Group, Ltd., and

2.	Raise capital through private debt or equity offerings.

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

Employees

As of August 31, 2011, we have 3 part-time employees.

GOING CONCERN CONSIDERATION

As reflected in the accompanying unaudited financial statements, we have a working capital deficiency of $141,635 and an accumulated deficit of $12,234,724 as of August 31, 2011 and used cash in operations of $1,752 during the Three Months ended August 31, 2011.    Management continues to provide consulting services to the Company’s main customer and related party, YZG, in anticipation that economic conditions will improve and that YZG will be able to initiate payments under the Marketing Agreement once again, though no date has been given to Management as to when these payments will begin.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2011, we have assets of $40 consisting of cash of $40 and total liabilities of $141,675 consisting of accounts payable of $139,486 and Loans from stockholders of $2,189.  Compared to May 31, 2011 we had assets of $17 consisting of cash of $17 and total liabilities of $102,013 consisting of accounts payable of $101,599 and loans from stockholders of $414.

Cash and cash equivalents from inception to date have been insufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4.  Controls and Procedures

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011, during the assessment of the effectiveness of internal control over financial reporting as of May 31, 2011, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper.  This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consulting to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP.  This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP.  We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future.  Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Controls Over Fiancial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2011, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock.The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: October 13, 2011	By:	/s/ Li Wang
Li Wang
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)