Form 10-Q
period 2011-11-30
ZHONG SEN INTERNATIONAL TEA CO
filed 2012-01-17
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of January 13, 2012, 20,000,000 shares of common stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS

	November 30, 2011	May 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$	$17
TOTAL CURRENT ASSETS	-	17

TOTAL ASSETS	$-	$17

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$9	$-
Accounts payable	178,453	101,599
Notes payable - related party	3,189	414

TOTAL LIABILITIES	181,651	102,013

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 and 1,001,008 shares issued and outstanding, respectively	20,000	1,000
Additional paid in capital	12,073,089	692,694
Accumulated deficit	(12,274,740)	(795,690)
Total Stockholders’ Deficiency	(181,651)	(101,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$17

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONSENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2011	2010	2011	2010
REVENUES:
Marketing revenue	$-	$35,006	$-	$70,243
	-	35,006	-	70,243

OPERATING EXPENSES
Officer's compensation	-	500	11,399,395	1,000
Professional fees	9,418	4,652	18,451	12,517
Consulting fees	30,000	30,000	60,000	60,000
General and administrative	598	1,316	1,204	2,987
Total Operating Expenses	40,016	36,468	11,479,050	76,504

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(40,016)	(1,462)	(11,479,050)	(6,261)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(40,016)	$(1,462)	$(11,479,050)	$(6,261)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.65)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	20,000,000	1,001,008	17,612,149	1,001,008

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,479,050)	$(6,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	11,399,395
Internal contribution of services	-	1,000
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(1,151)
Increase in accounts payable	76,854	5,379
Net Cash Used In Operating Activities	(2,801)	(1,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	9	-
Notes payable - related party	2,775	-
Net Cash Provided by Financing Activities	2,784	-

NET DECREASE IN CASH	(17)	(1,033)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17	1,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$398

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2011
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2011 are not necessarily indicative of results that may be expected for the year ending May 31, 2012. The financial statements are presented on the accrual basis.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At November 30, 2011 and May 31, 2011 the Company had $0 in cash that was uninsured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of November 30, 2011 and May 31, 2011, the Company recorded a reserve for doubtful accounts of $57,640 and $57,640, respectively.

Concentration of Credit Risk

During the three and six months ended November 30, 2010 one related party customer located in China accounted for 100% of the Company's sales. The same related party customer accounted for 100% of accounts receivable as of November 30, 2011 and 2010.

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

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of November 30, 2011 and 2010, there were no common share equivalents outstanding.

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

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the six months ended November 30, 2010 the Company recorded imputed compensation of $1,000 for the services contributed by its President and its CFO (See Note 6)

During the six months ended November 30, 2011, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock.

During the year ended May 31, 2011, a stockholder advanced $414 to the Company.  The loan is interest free and is payable on demand.

During the six months ended November 30, 2011, a stockholder loaned the Company $3,189.  The loans are interest free and are payable on demand.

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Consultant Co., Ltd whereby the Company will pay to EverAsia Financial Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011. During the three and six months ended November 30, 2011 and 2010, the Company recorded an expense of $15,000, $30,000, $15,000 and $30,000, respectively.  EverAsia Financial Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011. During the three and six months ended November 30, 2011 and 2010, the Company recorded an expense of $15,000, $30,000, $15,000 and $30,000, respectively.   EverAsia Financial Group, Inc. provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

EverAsia Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

NOTE 5 – LOANS FROM STOCKHOLDER

During the six months ended November 30, 2011, a stockholder loaned the Company $3,189.  The loans are interest free and are payable on demand (See Note 3).

NOTE 6 - STOCKHOLDERS' EQUITY

During the six months ended November 30, 2010 the Company recorded imputed compensation of $1,000 for the services contributed by its President and its CFO (See Note 3).

During the six months ended November 30, 2011, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended November 30, 2011 the Company has a net loss of $11,479,050 used cash in operations of $2,801, a working capital deficiency of $181,651 and has an accumulated deficit of $12,274,740 as of November 30, 2011.   Management continues to provide consulting services to the Company’s main customer and related party, YZG, in anticipation that economic conditions will improve and that YZG will be able to initiate payments under the Marketing Agreement once again, though no date has been given to Management as to when these payments will begin. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

RESULTS OF OPERATION

Results of Operations for the Three Months Ended November 30, 2011 As Compared to the Three Months ended November 30, 2010.

Total Revenues

We had revenues of $0 for the three months ended November 30, 2011 and $35,006 for the three months ended November 30, 2010.  We receive 20% of YZG’s sales through the related party sales and marketing agreement we signed with YZG in August, 2008.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.

Operating Expenses

Operating expenses for the three months ended November 30, 2011 totaled $40,016 as compared to $36,468 for three months ended November 30, 2010.  During the comparable period ended November 30, 2011, professional fees increased by approximately $4,800 due to additional costs related to a reverse split of our common stock and to the implementation of filing.

Loss from operations

Loss from operations for the three months ended November 30, 2011 totaled ($40,016) as compared to a loss of ($1,462) for the three months ended November 30, 2010.  The increase in losses is attributable to the elimination of revenues as a result of the uncollectability under our related party agreement with YZG and to the increase in professional fees.

Net Loss

Net loss was ($40,016) for the three months ended November 30, 2011, as compared to a net loss of ($1,462) for the three months ended November 30, 2010. The increase in losses is attributable to the elimination of revenues as a result of the uncollectability under our related party agreement with YZG and to the increase in professional fees.

Results of Operations for the Six Months Ended November 30, 2011As Compared to the Six Months ended November 30, 2010.

Total Revenues

We had revenues of $0 for the six months ended November 30, 2011 and $70,243 for the six months ended November 30, 2010.  We receive 20% of YZG’s sales through the related party sales and marketing agreement we signed with YZG in August, 2008.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.

Operating Expenses

Operating expenses were $11,479,050 for the six months ended November 30, 2011 as compared to $76,504 for six months ended November 30, 2010.  During the first quarter of 2011, we issued 18,998,992 shares of common stock, with a value of $11,399,395 at the most recent cash sale price of $0.60 per share, to our President for her service to the Company.  Exclusive of the stock issuance, during the comparable period ended November 30, 2011, professional fees increased by approximately $4,800 due to additional costs related to a reverse split of our common stock and to the implementation of XBLR filing.

Loss from operations

Loss from operations for the six months ended November 30, 2011 totaled ($11,479,050)as compared to a loss of ($6,261) for the six months ended November 30, 2010. The increase in losses is attributable to the elimination of revenues as a result of the uncollectability under our related party agreement with YZG, as well as the increase of operating expenses resulting from the stock issuance to our President as compensation during the same period in 2011.

Net Loss

Net loss was ($11,479,050) for the six months ended November 30, 2011, as compared to a net loss of ($6,261) for the six months ended November 30, 2010. The increase in losses is attributable to the elimination of revenues as a result of the uncollectability under our related party agreement with YZG, as well as the increase of operating expenses resulting from the stock issuance to our President as compensation during the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2011, we have no assets and total liabilities of $181,651 consisting of accounts payable of $178,453 and notes payable from related party stockholders of $3,189.  As compared to May 31, 2011 we had assets of $17 consisting of cash of $17 and total liabilities of $102,013 consisting of accounts payable of $101,599 and notes payable from related party stockholders of $414.

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

Employees

As of November 30, 2011, we have 3 part-time employees.

GOING CONCERN

As reflected in the accompanying unaudited financial statements, we have a working capital deficiency of $181,651 and an accumulated deficit of $12,274,740 as of November 30, 2011 and used cash in operations of $2,801 during the six Months ended November 30, 2011. Management continues to provide consulting services to the Company’s main customer and related party, YZG, in anticipation that economic conditions will improve and that YZG will be able to initiate payments under the Marketing Agreement once again, though no date has been given to Management as to when these payments will begin. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: January 17, 2012	By:	/s/ Li Wang
Li Wang
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)