Form 10-Q
period 2012-02-29
ZHONG SEN INTERNATIONAL TEA CO
filed 2012-04-23
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 23, 2012, there were 20,000,000 shares of $0.001 par value common stock,issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
BALANCE SHEETS

ASSETS

	February 29, 2012	May 31, 2011
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$184	$17
TOTAL CURRENT ASSETS	184	17

TOTAL ASSETS	$184	$17

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$193,157	$101,599
Notes payable - related party	-	-

TOTAL LIABILITIES	193,157	101,599

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 and 1,001,008 shares issued and outstanding, respectively	20,000	1,000
Additional paid in capital	12,073,089	692,694
Accumulated deficit	(12,286,062)	(795,690)
Total Stockholders’ Deficiency	(192,973)	(101,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$184	$17

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
REVENUES:
Marketing revenue	$-	$35,159	$-	$105,402
	-	35,159	-	105,402

OPERATING EXPENSES
Officer's compensation	-	500	11,399,395	1,500
Professional fees	5,723	3,566	24,174	16,083
Consulting fees	30,000	30,000	90,000	90,000
Bad debt expense	(25,000)	-	(25,000)	-
General and administrative	599	20,688	1,803	23,675
Total Operating Expenses	11,322	54,754	11,490,372	131,258

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(11,322)	(19,595)	(11,490,372)	(25,856)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(11,322)	$(19,595)	$(11,490,372)	$(25,856)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.62)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	20,000,000	1,001,008	18,405,194	1,001,008

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	February 29, 2012	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,490,372)	$(25,856)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Common stock issued for services	11,399,395
Internal contribution of services	-	1,500
Provision for Bad Debt	(25,000)	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	25,000	(36,340)
Increase in accounts payable	91,558	59,530
Net Cash Provided By/(Used In) Operating Activities	581	(1,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable -related party	(3,189)
Notes payable - related party	2,775	-
Net Cash Used In Financing Activities	(414)	-

NET (INCREASE)/DECREASE IN CASH	167	(1,166)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17	1,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184	$265

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2012
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 29, 2012 and February 28, 2011 are not necessarily indicative of results that may be expected for the year ending May 31, 2012. The financial statements are presented on the accrual basis.

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

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. In January 2012 the Company received a $25,000 payment on past due account receivable. The payment was recorded as a reduction of the reserve for doubtful accounts.  As of February 29, 2012 and May 31, 2011, the Company recorded a reserve for doubtful accounts of $32,640 and $57,640, respectively.

Concentration of Credit Risk

During the three and nine months ended February 28, 2011 one related party customer located in China accounted for 100% of the Company's sales. The same related party customer accounted for 100% of accounts receivable as of February 29, 2012 and May 31, 2011.

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

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of February 29, 2012 and February 28, 2011, there were no common share equivalents outstanding.

Recent Accounting Pronouncements

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

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the three and nine months ended February 28, 2011 the Company recorded imputed compensation of $500 and $1,500, respectively for the services contributed by its President and its CFO (See Note 6)

During the nine months ended February 29, 2012, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock.

During the year ended May 31, 2011, a stockholder advanced $414 to the Company.  The loan is interest free and is payable on demand.

During the nine months ended February 29, 2012, a stockholder loaned the Company $2,775.  The loans are interest free and are payable on demand. Loans of $3,189 were repaid in January 2012.

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Consultant Co., Ltd whereby the Company will pay to EverAsia Financial Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011. During the three and nine months ended February 29, 2012 and February 28, 2011, the Company recorded an expense of $15,000, $45,000, $15,000 and $45,000, respectively.  EverAsia Financial Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011. During the three and nine months ended February 29, 2012 and February 28, 2011, the Company recorded an expense of $15,000, $45,000, $15,000 and $45,000, respectively.   EverAsia Financial Group, Inc. provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting

EverAsia Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

NOTE 5 – LOANS FROM STOCKHOLDER

During the nine months ended February 29, 2012, a stockholder loaned the Company $2,775. All outstanding Notes Payable, in the amount of $3,189, were repaid in January, 2012. (See Note 3).

NOTE 6 - STOCKHOLDERS' EQUITY

During the three and nine months ended February 28, 2011 the Company recorded imputed compensation of $500 and $1,500 for the services contributed by its President and its CFO, respectively (See Note 3).

During the nine months ended February 29, 2012, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended. (See Note 3)

On May 20, 2011, the Company's stockholders approved a 1 for 60 reverse stock split for its common stock. As a result, stockholders of record at the close of business on May 5, 2011, received one share of common stock for every sixty shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended February 29, 2012 the Company has a net loss of $11,490,372, a working capital deficiency of $192,973 and has an accumulated deficit of $12,286,062 as of February 29, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to provide consulting services to the Company’s main customer and related party, YZG, in anticipation that economic conditions will continue to improve and that YZG will be able to continue to make payments under the Marketing Agreement. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 – SUBSEQUENT EVENTS

On April 11, 2012, the Company issued a one year 12% Convertible Debenture (“Debenture”) in the principal amount of $6,000, to an individual for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible on October 11, 2012 into shares of common stock, par value $0.001 per share, at a conversion price of $0.01 per share.

On April 16, 2012, a stockholder loaned the company $1,000 for the sole purpose of funding ongoing operations.  The note is interest free and is payable on demand.

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

RESULTS OF OPERATION

Results of Operations for the Three Months Ended February 29, 2012 As Compared to the Three Months ended February 28, 2011.

Total Revenues

We had revenues of $0 for the three months ended February 29, 2012 and $35,159 for the three months ended February 28, 2011.  We are entitled to receive 20% of YZG’s sales through the related party sales and marketing agreement we signed with YZG in August, 2008.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.

Operating Expenses

Operating expenses for the three months ended February 29, 2012 totaled $11,322 as compared to $54,754 for the three months ended February 28, 2011.  During the comparable period ended February 29, 2012, professional fees increased by approximately $2,000 due to additional audit costs. Additionally, we reduced our bad debt expense by $25,000 as a result of a partial recovery of our outstanding receivable from YZG.

Net Loss

Net loss was ($11,322) for the three months ended February 29, 2012, as compared to a net loss of ($19,595) for the three months ended February 28, 2011. The decrease in losses is attributable to the partial recovery of our bad debt under the related party Marketing Agreement.

Results of Operations for the Nine Months Ended February 29, 2012 As Compared to the Nine Months ended February28, 2011.

Total Revenues

We had revenues of $0 for the nine months ended February 29, 2012 and $105,402 for the nine months ended February 28, 2011.  We receive 20% of YZG’s sales through the related party sales and marketing agreement we signed with YZG in August, 2008.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.

Operating Expenses

Operating expenses were $11,490,372 for the nine months ended February 29, 2012 as compared to $131,258 for nine months ended February 28, 2011.  During the first quarter of 2012, we issued 18,998,992 shares of common stock, with a value of $11,399,395 at the most recent cash sale price of $0.60 per share, to our President for her service to the Company.  Exclusive of the stock issuance, during the comparable period ended February 29, 2012, professional fees increased by approximately $8,000 due to additional audit costs.

Net Loss

Net loss was ($11,490,372) for the nine months ended February 29, 2012, as compared to a net loss of ($25,856) for the nine months ended February 28, 2011. The increase in losses is attributable to the elimination of revenues as a result of the uncollectability under our related party agreement with YZG, as well as the increase of operating expenses resulting from the stock issuance to our President as compensation during the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2012, we have assets of $184 consisting of cash of $184 and total liabilities of $193,157 consisting of accounts payable of $193,157. As compared to May 31, 2011 we had assets of $17 consisting of cash of $17 and total liabilities of $101,599 consisting of accounts payable of $101,599

Cash and cash equivalents from inception to date have been insufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

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

Employees

As of February 29, 2012, we have 3 part-time employees.

GOING CONCERN

As reflected in the accompanying unaudited financial statements, we have a net loss of $11,490,372, a working capital deficiency of $192,973 and an accumulated deficit of $12,286,062 as of February 29, 2012.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  In December, 2011, YZG made a payment of $25,000 to the Company, though no date has been given to Management as to when the remaining balance will be paid.  Management continues to provide consulting services to the Company’s main customer and related party, YZG, in anticipation that economic conditions will continue to improve and that YZG will be able to continue to make payments under the Marketing Agreement.

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

Item 4. Mine Safety Disclosures

Not Applicable.

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

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: April 23, 2012	By:	/s/ Li Wang
Li Wang
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)