Form 10-K
period 2012-05-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2012-07-23
CIK 1434601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54163

ZHONG SEN INTERNATIONAL TEA COMPANY
(Name of registrant as specified in its charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14th Floor Guo Fang Building No.68 Wu Yi Road Kunming City, Yunnan Province P. R. China	650032
(Address of principal executive offices)	(Zip Code)

(954) 247-4832
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
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

As of July 23, 2012, the registrant had 20,000,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS.

General

Zhong Sen International Tea Company (“we” or the “Company”) was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) , a related party company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.

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

Employees

As of July 2012, the Company has three (3) part-time employees.  Our president and chairman of the Board of Directors, our chief executive officer and chief operation officer, and our chief financial officer and principal accounting officer, all have agreed to allocate a portion of their time to the activities of the Company.  The employees anticipate that our business plan can be implemented by their devoting no more than 50 hours per year, respectively, to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

ITEM 1A.   RISK FACTORS.

Not applicable because we are a smaller reporting company.

ITEM 2.      PROPERTIES.

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until further notice.

ITEM 3.     LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.      SELECTED FINANCIAL DATA.

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

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

RESULTS OF OPERATIONS

Results of Operations for the Year Ended May 31, 2012 As Compared to the Year Ended May 31, 2011

The following table presents the statement of operations for the year ended May 31, 2012 as compared to the year ended May 31, 2011. The discussion following the table is based on these results.

	For The Years Ended May 31,
	2012	2011

REVENUE	$-	$105,402

Total operating expenses	11,526,947	353,329

NET LOSS	$(11,527,868)	$(247,927)

Total Revenues

We had revenues of $0 for the year ended May 31, 2012 and $105,402 for the year ended May 31, 2011.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.

Operating Expenses

Operating expenses for the year ended May 31, 2012 increased to $11,526,947 from $353,329 for the year ended May 31, 2011 representing an increase of $11,173,618. During the first quarter of 2012, we issued 18,998,992 shares of common stock, with a value of $11,399,395 at the most recent cash sale price of $0.60 per share, as compensation expense to our President for her service to the Company.   Additionally, we incurred an increase in professional fees of $3,942, which is attributable to increased audit fees and increase financial printing fees pertaining to XBRL mapping and filing.  We realized a decrease in our bad debt expense and reserve for bad debt in the amount of $25,000 due to the receipt of a payment from YZG toward our outstanding Accounts Receivable.

Net Loss

Net loss was ($11,527,868) for the year ended May 31, 2012 compared to ($247,927) for the same period ended May 31, 2011, an increase of ($11,279,941).  The increase in losses is attributable to the elimination of revenues as a result of the uncollectability under our related party agreement with YZG, as well as the increase of operating expenses resulting from the stock issuance to our President as compensation during the year ended May 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2012, we have assets of $40 consisting of cash of $40 and total liabilities of $224,509, consisting of accounts payable of $223,637, notes payable from related party of $50, convertible debenture payable (net of discount) of $822, compared with May 31, 2011, when we had assets of $17 consisting of cash of $17 and total liabilities of $102,013, consisting of accounts payable of $101,599 and loans payable of $414.

On April 11, 2012, the Company issued a one year 12% Convertible Debenture (“Debenture”) in the principal amount of $6,000, to an individual for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible on October 11, 2012 into shares of common stock, par value $0.001 per share, at a conversion price of $0.01 per share. The Company recorded a debt discount of $6,000 for the beneficial conversion feature. Amortization of the debt discount amounted to $822 at May 31, 2012.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended May 31, 2012. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ZHONG SEN INTERNATIONAL TEA COMPANY
FINANCIAL STATEMENTS

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2	BALANCE SHEETS

F-3	STATEMENTS OF OPERATIONS

F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

F-5	STATEMENTS OF CASH FLOWS

F-6 - F-14	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Zhong Sen International Tea Company

We have audited the accompanying balance sheets of Zhong Sen International Tea Company (the “Company”) as of May 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Zhong Sen International Tea Company as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has a net loss of $11,527,868, a working capital deficiency and stockholders deficiency of $224,469 and has an accumulated deficit of $12,323,558 as of May 31, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
July 23, 2012

ZHONG SEN INTERNATIONAL TEA COMPANY
BALANCE SHEETS

ASSETS

	May 31
	2012	2011

CURRENT ASSETS
Cash	$40	$17
TOTAL ASSETS	$40	$17

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$223,637	$101,599
Convertible debenture (Net of discount of $5,178)	822	-
Notes payable - related party	50	414

TOTAL LIABILITIES	224,509	102,013

COMMITMENTS AND CONTINGENCIES (See Note 5)

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 and 1,001,008 shares issued and outstanding, respectively	20,000	1,000
Additional paid in capital	12,079,089	692,694
Accumulated deficit	(12,323,558)	(795,690)
Total Stockholders’ Deficiency	(224,469)	(101,996)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$40	$17

See Accompanying Notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF OPERATIONS
	For the Years Ended
	May 31, 2012	May 31, 2011
REVENUES:
Marketing revenue	$-	$105,402
	-	105,402

OPERATING EXPENSES
Officer's compensation	11,399,395	2,000
Professional fees	29,982	26,040
Consulting fees	120,000	120,000
Impairment of related party marketing agreement	-	120,000
Bad debt expense	(25,000)	57,640
General and administrative	2,570	27,649
Total Operating Expenses	11,526,947	353,329

NET LOSS FROM OPERATIONS	(11,526,947)	(247,927)

OTHER EXPENSE
Interest expense	921	-
Total Other Expense	921	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(11,527,868)	(247,927)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(11,527,868)	$(247,927)

Net loss per share - basic and diluted	$(0.61)	$(0.25)

Weighted average number of shares outstanding during the period - basic and diluted	18,854,855	1,001,008

See Accompanying Notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED MAY 31, 2012 AND 2011

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total

Balance May 31, 2010	1,001,008	$1,000	$690,694	$(547,763)	$143,931

Imputed compensation	-	-	2,000	-	2,000

Net loss for the year ended May 31, 2011	-	-		(247,927)	(247,927)

Balance May 31, 2011	1,001,008	1,000	692,694	(795,690)	(101,996)

Issuance of common stock for services	18,998,992	19,000	11,380,395	-	11,399,395

Beneficial conversion feature	-	-	6,000	-	6,000

Net loss for the year ended May 31, 2012	-	-	-	(11,527,868)	(11,527,868)

Balance May 31, 2012	20,000,000	$20,000	$12,079,089	$(12,323,558)	$(224,469)

See Accompanying Notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended May 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,527,868)	$(247,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	11,399,395	-
Bad debt expense	(25,000)	57,640
Amortization expense	822	-
Impairment of marketing agreement	-	120,000
In kind contribution of services	-	2,000
Changes in oerating assets and liabilities:
(Decrease)/Increase in accounts receivable	25,000	(29,340)
Increase in accounts payable	122,038	96,213
Net Cash Used In Operating Activities	(5,613)	(1,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debenture	6,000
Repayment of notes payable -related party	(4,189)
Notes payable - related party	3,825	-
Net Cash Provided by Financing Activities	5,636	-

NET INCREASE/(DECREASE) IN CASH	23	(1,414)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17	1,431

CASH AND CASH EQUIVALENTS AT END OF YEAR	$40	$17

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt discount on beneficial conversion feature	$5,178	$-

See Accompanying Notes to the Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE FINANCIAL STATEMENTS
AS OF MAY 31, 2012

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

Use of Estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates include the valuation of deferred taxes and the reserve for doubtful accounts.  Actual results could differ from those results.

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

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. In January 2012 the Company received a $25,000 payment on past due accounts receivable. The payment was recorded as a reduction of the reserve for doubtful accounts.  As of May 31, 2012 and 2011, the Company recorded a reserve for doubtful accounts of $32,640 and $57,640, respectively.

Concentration of Credit Risk

During the year ended May 31, 2011 one related party customer located in China accounted for 100% of the Company's sales. The same related party customer accounted for 100% of accounts receivable as of May 31, 2012 and 2011.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including convertible debenture, notes  payable to related party  and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Evaluation of Intangible Asset for Impairment

On a quarterly basis, management reviews its current and expected future cash flow derived from its intangible assets and determines if any impairment exists and if there is a need to record an impairment. We will update our future filings to include our accounting policy for evaluating intangible assets for impairment.

The Company has capitalized the value of the Sales and Marketing agreement. The Management determined upon review of current and expected future cash flow derived from the Sales and Marketing Agreement that the value of the Agreement had been impaired. As of May 31, 2011 the Company has recorded an impairment on the agreement in the amount of $499,000. The Company issued 83,333 shares of common stock valued at $50,000 or $.60 per share as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.The Company evaluates the recoverability of the sales and marketing agreement annually and whenever events or circumstance make it more likely than not that impairment may have occurred. Several factors are used to evaluate the intangible asset, including management’s plans for future operations and recent operating results. In the event facts and circumstances indicate the carrying value of the license agreement is impaired, the license agreements carrying value will be reduced to its implied fair value through a charge to operating expenses. At May 31, 2011, the Company evaluated the recoverability of the sales and marketing agreement, and the collectability of related accounts receivable. The Company determined that as a result of an increase in the possibility of the uncollectability of its accounts receivable, the sales and marketing agreement should be further impaired.  During the year ended May 31, 2011, the Company recorded an impairment on the Agreement of $120,000.

Earnings Per Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of May 31, 2012 and, 2011, there were no common share equivalents outstanding.

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the years ended May 31, 2012 and 2011 the Company recorded imputed compensation of $0 and $2,000, respectively for the services contributed by its President and its CFO (See Note 7)

During the year ended May 31, 2012, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock.

During the year ended May 31, 2011, a stockholder advanced $414 to the Company.  The loan is interest free and is payable on demand. The loan was repaid during the year ended May 31, 2012.

During the year ended May 31, 2012, a stockholder loaned the Company $3,825 and $3,775 was repaid.  The loans are interest free and are payable on demand. As of May 31, 2012, $50 is still owed to the stockholder

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Consultant Co., Ltd whereby the Company will pay to EverAsia Financial Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011. During the years ended May 31, 2012 and 2011 the Company recorded an expense of $60,000 and $60,000, respectively.  EverAsia Financial Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011. During the years ended May 31, 2012 and 2011, the Company recorded an expense of $60,000 and $60,000, respectively.   EverAsia Financial Group, Inc. provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

EverAsia Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

CONVERTIBLE DEBENTURE

On April 11, 2012, the Company issued a one year 12% Convertible Debenture (“Debenture”) in the principal amount of $6,000, to an individual for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible on October 11, 2012 into shares of common stock, par value $0.001 per share, at a conversion price of $0.01 per share. The Company recorded a debt discount of $6,000 for the beneficial conversion feature. Amortization of the debt discount amounted to $822 at May 31, 2012.

May 31,
2012

Loan amount	$6,000
Discount	(5,178)
Balance	$822

LOANS FROM STOCKHOLDER

During the year ended May 31, 2011, a stockholder advanced $414 to the Company.  The loan is interest free and is payable on demand. The loan was repaid during the year ended May 31, 2012.

During the year ended May 31, 2012, a stockholder loaned the Company $3,825 and $3,775 was repaid. The loan is interest free and is payable on demand. As of May 31, 2012, $50 is still owed to the stockholder. (See Note 3).

 NOTE 6 - STOCKHOLDERS' EQUITY

During the year end May 31, 2011 the Company recorded imputed compensation of $2,000 for the services contributed by its President and its CFO, respectively (See Note 3).

 During the year ended May 31, 2012, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended. (See Note 3)

On April 11, 2012, the Company issued a one year 12% Convertible Debenture (“Debenture”) in the principal amount of $6,000, to an individual for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible on October 11, 2012 into shares of common stock, par value $0.001 per share, at a conversion price of $0.01 per share. The Company recorded a debt discount of $6,000 for the beneficial conversion feature. Amortization of the debt discount amounted to $8,822 at May 31, 2012. (See Note 5)

On May 20, 2011, the Company's stockholders approved a 1 for 60 reverse stock split for its common stock. As a result, stockholders of record at the close of business on May 5, 2011, received one share of common stock for every sixty shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

 NOTE 7 – INCOME TAXES

The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	Years Ended May 31,
	2012	2011

Deferred tax liability	$-	$-
Deferred tax asset	-	-
Impairment of marketing agreement	106,963	171,135
Net Operating Loss Carry forward	163,163	124,326
Valuation allowance	(270,126)	(295,461)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2032.

The net change in the valuation allowance for the year ended May 31, 2012 was an increase of $25,335.

The components of income tax expense related to continuing operations are as follows:

	2012	2011
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 5.50%) as follows:

	Year Ended May 31,	Year Ended May 31,
	2012	2011

Statutory rate applied to loss before income taxes:	$(4,337,936)	$(93,295)
Increase (decrease) in income taxes resulting from:
Change in deferred tax asset valuation allowance	25,335	92,542
Other	4,312,601	753
Income Tax Expense	$-	$-

The Company’s federal income tax returns for the years ended May 31, 2010 through May 31, 2012 remain subject to examination by the Internal Revenue Service as of May 31, 2012.

NOTE 8 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended May 31, 2012 the Company has a net loss of $11,527,868, a working capital deficiency and stockholders’ deficiency of $224,469 and has an accumulated deficit of $12,323,558 as of May 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to provide consulting services to the Company’s main customer and related party, YZG, in anticipation that economic conditions will continue to improve and that YZG will be able to continue to make payments under the Marketing Agreement. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 – SUBSEQUENT EVENTS

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of May 31, 2012.

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

Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of May 31, 2012 management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (vi) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of May 31, 2012 based on the material weakness described below.

●	insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures;
●	lack of competent financial management personnel with appropriate accounting knowledge and training;
●
our financial staff does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience;

●	rely on outside consultant to prepare our financial statements; and
●	insufficient controls over our period-end financial close and reporting processes

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of May 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their ages as of July 23, 2012 are as follows:

Name	Age	Position	Date Appointed
Li Wang	52	President, Secretary, Chairman of the Board of Directors	August 29, 2008
Zhongping Zhou	38	Independent Director	August 29, 2008
Jun Zou	43	Independent Director	August 29, 2008
Pin Nie	53	Chief Operating Officer, Chief Executive Officer, Director	August 29, 2008
Binquan Zhang	49	Chief Financial Officer, Chief Accounting Officer, Director	October 15, 2008

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Li Wang, President, Secretary and Chairman of the Board

Ms. Wang is our President, Secretary and Chairman of the Board, as well as a Director of Yunnan Zhongsen Commercial Forest Plantation Group Inc., an agricultural corporation that specializes in the cultivation of Pu’er tea and other forest products in Yunnan Province, P.R. China.  She is proficient in corporate management and computer technology.  Ms. Wang’s other business ventures includes health care, catering and mineral exploration.  Prior to joining our company, she worked for the Yunnan Commodity Administration Bureau from December, 1985 through October, 2007, when she chose to devote her full time and efforts to establishing the Yunnan Zhongsen Commercial Forest Plantation Group, Inc, which she subsequently sold in 2011 to pursue other business interests.

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

Binquan Zhang, Chief Financial Officer, Chief Accounting Officer and Director

Binquan Zhang received his post-graduate education in the Chinese Academy of Social Sciences and majored in Economics. Mr. Zhang serves as Chief Financial Officer of Zhong Sen International Tea Company. He is a certified public accountant with various work experience which includes his services as Chief Financial Officer in ZSIT effective as of October 15, 2008.  As early as 1987, he started his work on accounting in Yunnan Tin Group.  From 1987 to 1990, he worked as an Officer in the management department in Yunnan Tin Group and was mainly responsible for resources arrangement and financial affairs. From December of 1990 to the December of 1997, he was engaged as Financial Director, Financial Controller, as well as Chief Financial Officer in Yunnan at AiPhia Solder Corporation Ltd, a Sino-US joint venture company that specializes in the production of silver-based solder, solder copper, tin-lead solder, lead-free solder and flux in professional production.  From 2001 to now, he was engaged as Chief Financial Officer of Kunming Pantong Co., Ltd., a company with registered capital of 200,000,000 RMB and specialized in real estate.  In addition, he is also skilled in information technology and passed national computer rank examinations for the senior technician’s teams.

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

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in fiscal year ended May 31, 2012.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer which has been filed previously.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth information concerning the compensation for the fiscal years ended May 31, 2012 and May 31, 2011 of our directors and officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Li Wang	2012	-	-	11,399,395	(1)	-	-	-	-	11,399,395
President and Chairman	2011	--	-	-		-	-	-	-	-
Pin Nie	2012	-	-	-		-	-	-	-	-
Chief Operating Officer, Chief Executive Officer and Director	2011	-	-	-		-	-	-	-	-
Binquan Zhang	2012	-	-	-		-	-	-	-	-
Chief Financial Officer, Chief Accounting Officer and Director	2011	-	-	-		-	-	-	-	-

(1)
During the year ended May 31, 2012, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock.

Option Grants Table.  There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through May 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending May 31, 2012 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Our Directors who also serve as employees of the Company do not receive payment for services as directors. The independent directors of the Board of Directors are responsible for reviewing and making decisions regarding all matters pertaining to fees and retainers paid to Directors of the Board. The independent directors may engage consultants or advisors in connection with their compensation review and analysis. The independent directors did not engage any consultants in the fiscal year ended May 31, 2012.

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

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its directors during the last fiscal year ended May 31, 2012.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Li Wang	-	-	-	-	-	-	-
Pin Nie	-	-	-	-	-	-	-
Bingquan Zhang	-	-	-	-	-	-	-
Jun Zou	-	-	-	-	-	-	-
Zhongping Zhou	-	-	-	-	-	-	-

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the ownership of our capital stock, as of July 23, 2012, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Li Wang No.145 Wenlin Street Wuhua District Kunming, Yunnan 650000 China	19,112,422	95.56%

Common Stock	Zhongping Zhou Nanhuan Road Jingzhou District Jingzhou,Hubei 434100 China	500	0.00%

Common Stock	Pin Nie No.4,Unit# 4 No.96 Taoyuan Street West District Panzhihua, Sichuan 617000 China	2,167	*

Common Stock	Jun Zou 172 Jinbi Road Kunming, Yunnan 65000 China	0	0.00%

Common Stock	Binquan Zhang 14th Floor Guo Fang Building No.68 Wu Yi Road Kunming City, Yunnan Province P. R. China	0	0.00%

Common Stock	All officers and directors as a group (5) persons)	19,115,089	95.57%

* Less than 1%

(1)  Based on 20,000,000 shares of our common stock issued and outstanding as of July 23, 2012.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We currently use the offices of management at no cost to us.

On August 29, 2008, the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each month based on the Company and YZG’s sales figures. On August 29, 2008, the effective date of the transaction, the Company issued 831,667 shares of common stock valued at $499,000 or $.60 per share the most recent cash offering price in exchange for the sales and marketing agreement. The Company has capitalized the value of the Sales and Marketing agreement. As of May 31, 2012 the Company has recorded an impairment on the agreement in the amount of $499,000. The Company issued 83,333 shares of common stock valued at $50,000 or $.60 per share, which was the most recent cash offering price at the time, as the finder’s fee. The Company expensed the value of the common stock issued at August 31, 2008.

On December 31, 2008, our President converted a note payable in the amount of $100,000 and accrued interest of $499 into 1,667 common shares at a purchase price of $60.29 per common share. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

During the years ended May 31, 2012 and 2011 the Company recorded compensation of $11,399,395 and $0 and imputed compensation of $0 and $2,000 for services provided by its President and its CFO, respectively.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For our fiscal year ended May 31, 2011, we were billed approximately $10,785 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended May 31, 2012, we were billed approximately $15,493 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended May 31, 2012 and 2011 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended May 31, 2012 and 2011, we were billed $0 and $0, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended May 31, 2012 and 2011.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. Our board of directors evaluated the fees for the fiscal year ended 2012 based on those paid in the fiscal year ended 2011 and therefore all of the above services and fees were reviewed and pre-approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-13 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation and Amendments (1)
3.2	Bylaws (1)
10.1	Stock Purchase Agreement (2)
10.2	Agreement to Acquire Marketing and Commission Agreement (3)
14.1	Code of Ethics (4)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1) Previously filed as Exhibit 3.1 and 3.2 to Form S-1 filed on June 26, 2008.
(2) Previously filed as Exhibit 10.1 to Form S-1/A filed on August 26, 2008.
(3) Previously filed as Exhibit 10.1 to Form 8K filed on September 10, 2008.
(4) Previously filed as Exhibit 14.1 to Form 10K on July24, 2009
* Filed herein.
** Furnished herewith (in accordance with SEC Release 33-8238, this exhibit is being furnished and not filed).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zhong Sen International Tea Company

Date: July 23, 2012	By:	/s/ Pin Nie
PinNie
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Wang	Chairman of the Board of Directors, President and Secretary	July 23, 2012
Wang Li

/s/ Pin Nie	Chief Executive Officer, Chief Operating Officer and Director	July 23, 2012
Pin Nie	(Duly Authorized Officer and Principal Executive Officer)

/s/Binquan Zhang	Chief Financial Officer and Director	July 23, 2012
Binquan Zhang	(Duly Authorized Officer and Principal Financial Officer)

/s/Zhongping Zhou	Independent Director	July 23, 2012
Zhongping Zhou

/s/Jun Zou	Independent Director	July 23, 2012
Jun Zou