Form 10-Q
period 2012-08-31
ZHONG SEN INTERNATIONAL TEA CO
filed 2012-10-22
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 21, 2012, there were 20,000,000 shares of $0.001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	August 31, 2012	May 31, 2012
	(Unaudited)

CURRENT ASSETS
Cash	$5	$40

TOTAL ASSETS	$5	$40

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$257,771	$223,637
Convertible debenture (Net of discount of $3,666)	2,334	822
Notes payable - related party	50	50

TOTAL LIABILITIES	260,155	224,509

COMMITMENTS AND CONTINGENCIES (SEE Note 5)

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 and 20,000,000 shares issued and outstanding, respectively	20,000	20,000
Additional paid in capital	12,092,089	12,079,089
Accumulated deficit	(12,372,239)	(12,323,558)
Total Stockholders’ Deficiency	(260,150)	(224,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5	$40

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011
(UNAUDITED)

	For the Three Months Ended
	August 31, 2012	August 31, 2011
REVENUES:
Marketing revenue	$-	$-
	-	-

OPERATING EXPENSES
Officer's compensation	-	11,399,395
Professional fees	16,371	9,033
Consulting fees	30,000	30,000
General and administrative	616	606
Total Operating Expenses	46,987	11,439,034

NET LOSS FROM OPERATIONS	(46,987)	(11,439,034)

OTHER EXPENSE
Interest expense	1,694	-
Total Other Expense	1,694	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(48,681)	(11,439,034)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(48,681)	$(11,439,034)

Net loss per share - basic and diluted	$(0.00)	$(0.75)

Weighted average number of shares outstanding during the period - basic and diluted	20,000,000	15,250,252

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011
(UNAUDITED)

	For the Three Months Ended August 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,681)	$(11,439,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	11,399,395
Amortization expense	1,512	-
Changes in operating assets and liabilities:
Increase in accounts payable	34,134	37,887
Net Cash Used In Operating Activities	(13,035)	(1,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	75
Capital contribution - related party	13,000	-
Notes payable - related party	-	1,700
Net Cash Provided by Financing Activities	13,000	1,775

NET INCREASE/(DECREASE) IN CASH	(35)	23

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40	17

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5	$40

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying condensed unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2012 are not necessarily indicative of results that may be expected for the year ending May 31, 2013. The financial statements are presented on the accrual basis.

Organization

Zhong Sen International Tea Company (the “Company”) was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (YZG) (a/k/a Yunnan Zhongsen Commercial Forest Plantation Group Inc., a/k/a Yunnan Zhongsen Forest Co., Ltd.), a company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.

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

Revenue Recognition

The Company recognizes revenue from marketing arrangements in accordance with FASB ASC No. 605, “Revenue Recognition.” In all cases, revenue is recognized at the time the commissions or fees have been earned, which is upon the completion of the sale and when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cash and Cash Equivalents, and Credit Risk

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of August 31, 2012 and May 31, 2012, the Company recorded a reserve for doubtful accounts of $32,640 and $32,640, respectively.

Concentration of Credit Risk

During the three months ended August 31, 2012 and 2011 one related party customer located in China accounted for 100% of the Company's accounts receivable as of August 31, 2012 and May 31, 2012, which has been fully reserved (see Accounts Receivable note above).

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, loans payable to shareholders, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments.

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

Earnings Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of August 31, 2012 and August 31, 2011, there were no common share equivalents outstanding.

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

In July, 2012, FASB issued Accounting Standards Update 2012-2, “Intangibles – Goodwill and Other about Testing Indefinite-Lived Intangible Assets for Impairment” to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is greater than 50 percent more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  Our Sales and Marketing Agreement with Related Party was fully impaired during the year ended May 31, 2011, and as such, we do not expect that the adoption of this standard will have a material impact on our results of operatonis, cash flows or financial condition.

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

In May, 2011, we impaired the entire value of the Marketing Agreement due to our inability to collect our receivables from YZG.  While YZG continues to assure us that they are obligated to make, and will make, payment on our open receivable from them, we have thus far been unable to collect our receivable.  The inability to collect this receivable has caused us to examine the value of the Marketing Agreement, based on the future value of the revenues and the ability of us to collect those revenues, and we determined that it is in our best interest to impair the remaining value of the Marketing Agreement.

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

NOTE 3 – OTHER RELATED PARTY TRANSACTIONS

During the year ended May 31, 2012, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock (See Note 6).

During the year ended May 31, 2012, a stockholder loaned the Company $3,825 and $3,775 was repaid.  The loans are interest free and are payable on demand. As of August 31, 2012, $50 is still owed to the stockholder.

NOTE 4 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Consultant Co., Ltd whereby the Company will pay to EverAsia Financial Consultant Co., Ltd $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011. On January 1, 2012, the contract was extended until December 31, 2012.  During the three months ended  August 31, 2012 and 2011 the Company recorded an expense of $15,000 and $15,000, respectively.  EverAsia Financial Consultant Co., Ltd provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc. whereby the Company will pay to EverAsia Financial Group, Inc. $5,000 per month beginning September 1, 2008 and ending December 31, 2009 for management services. On December 31, 2009, the contract was extended until December 31, 2011. On January 1, 2012, the contract was extended until December 31, 2012.  During the three months ended August 31, 2012 and 2011, the Company recorded an expense of $15,000 and $15,000, respectively.   EverAsia Financial Group, Inc. provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices, advisory services with regard to business expansion, regulatory compliance, general bookkeeping services, registered agent services, mail, phone and office hosting.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

CONVERTIBLE DEBENTURE

On April 11, 2012, the Company issued a one year 12% Convertible Debenture (“Debenture”) in the principal amount of $6,000, to an individual for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible on October 11, 2012 into shares of common stock, par value $0.001 per share, at a conversion price of $0.01 per share. The Company recorded a debt discount of $6,000 for the beneficial conversion feature. Amortization of the debt discount amounted to $2,334 and $822, at August 31, 2012 and May 31, 2012, respectively (See Note 6 and Note 8)

	August 31, 2012	May 31, 2012

Loan Amount	$6,000	$6,000
Discount	(3,666)	(5,178)
Balance	$2,334	$822

During the year ended May 31, 2012, a stockholder loaned the Company $3,825 and $3,775 was repaid. The loan is interest free and is payable on demand. As of August 31, 2012, $50 is still owed to the stockholder (See Note 3).

NOTE 6 - STOCKHOLDERS' EQUITY

During the year ended May 31, 2012, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (See Note 3).

On April 11, 2012, the Company issued a one year 12% Convertible Debenture (“Debenture”) in the principal amount of $6,000, to an individual for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible on October 11, 2012 into shares of common stock, par value $0.001 per share, at a conversion price of $0.01 per share. The Company recorded a debt discount of $6,000 for the beneficial conversion feature. Amortization of the debt discount amounted to $8,822 at May 31, 2012 (See Note 5 and Note 8).

On June 12, a related party contributed $13,000 to the Company.  This payment was accounted for as Additional Paid in Capital.

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended August 31, 2012 the Company has a net loss of $46,681, a working capital deficiency and stockholders’ deficiency of $260,150 and has an accumulated deficit of $12,372,239 as of August 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to provide consulting services to the Company’s main customer and related party, YZG, in anticipation that economic conditions will continue to improve and that YZG will be able to continue to make payments under the Marketing Agreement. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 – SUBSEQUENT EVENTS

On September 21, 2012, a stockholder loaned the company $50 for the sole purpose of funding ongoing operations.  The note is interest free and is payable on demand.  The note was repaid on October 15, 2012.

On September 29, 2012, our President entered into a non-binding letter of intent to sell all of her stock in the Company, to a number of independent third parties.  In connection with the letter of intent, the buyers gave the President a $50,000 deposit in exchange for an exclusivity period, which will end on November 30, 2012.  The deposit became non-refundable on October 14, 2012, upon the buyers completion of their due diligence.  On October 15, 2012 the President contributed the $50,000 to the Company for the sole purpose of funding ongoing operations.  If the sale of the stock is completed, the transaction will result in a change in control of the Company, although no guarantees can be made that this transaction will be completed.

On October 15, 2012, the Company repaid the Convertible Debenture in the principal amount of $6,000 and accrued interest of $369.

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

BUSINESS OVERVIEW

Zhong Sen International Tea Company (the “Company”) was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (“YZG”) , a related party company located in Kunming, China, to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  During the year ended May 31, 2009, the Company exited the development stage.

RESULTS OF OPERATION

Results of Operations for the Three Months Ended August 31, 2012 as Compared to the Three Months ended August 31, 2011

Total Revenues

We had revenues of $0 for the three months ended August 31, 2012 and $0 for the three months ended August 31, 2011.  We are entitled to receive 20% of YZG’s sales through the related party sales and marketing agreement we signed with YZG in August, 2008.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.

Operating Expenses

Operating expenses for the three months ended August 31, 2012 totaled $46,987 as compared to $11,439,034 for the three months ended August 31, 2011.  During the first quarter of 2011, we issued 18,998,992 shares of common stock, with a value of $11,399,395, at the most recent cash sale price of $0.60 per share, to our President for her service to the Company.  Exclusive of the stock issuance, during the comparable period ended August 31, 2012, professional fees increased by approximately $7,000 due to additional audit costs.

Net Loss

Net loss was $46,681 for the three months ended August 31, 2012, as compared to a net loss of $11,439,034 for the three months ended August 31, 2011. During the first quarter of 2011, we issued 18,998,992 shares of common stock, with a value of $11,399,395 at the most recent cash sale price of $0.60 per share, to our President for her service to the Company.  Exclusive of the stock issuance, during the comparable period ended August 31, 2012, professional fees increased by approximately $7,000 due to additional audit costs.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2012, we have assets of $5 consisting of cash of $5 and total liabilities of $260,155 consisting of accounts payable of $257,771, notes payable from related party of $50 and convertible debenture payable (net of discount) of $2,334. As compared to May 31, 2012 we had assets of $40 consisting of cash of $40 and total liabilities of $224,509, consisting of accounts payable of $223,637, notes payable from related party of $50, convertible debenture payable (net of discount) of $822.

Cash and cash equivalents from inception to date have been insufficient to cover our expenses. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Find additional customers to purchase tea products from our contracted supplier, Yunnan Zhongsen Group, Ltd., and
2.	Raise capital through private debt or equity offerings.
3.	Identifying potential candidates for merger or acquisition opportunities

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

We suggest to our client, YZG that they can minimize channel conflicts by employing one or more of the following strategies:

●      Segmentation of the product line;

●      Establishment of limited or exclusive territories;

●      Design price differentiation from direct sales and channels sales providing a cost incentive for the consumer to purchase from the reseller;

●      Establishment of rotating promotions for resellers; and/or

●      Design a tiered system that would establish reseller levels rewarding higher volume resellers with improved margins.

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

Acquisition or Merger Candidates

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

Employees

As of August 31, 2012, we have no employees.  Our officers and directors contribute their services at no cost to the Company.

GOING CONCERN

As reflected in the accompanying unaudited financial statements, we have a net loss of $48,681, a working capital deficiency of $260,150 and an accumulated deficit of $12,372,239 as of August 31, 2012.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  In June, 2012, a related party contributed $13,000 to the Company.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, FASB issued Accounting Standards Update 2012-2, “Intangibles - Goodwill and Other about Testing Indefinite-Lived Intangible Assets for Impairment” to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is greater than 50 percent more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  Our Sales and Marketing Agreement with Related Party was fully impaired during the year ended May 31, 2011, and as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s).

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in its internal control over financial reporting.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012, during the assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, our management identified material weaknesses related to the lack of requisite U.S. GAAP expertise of our CFO and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consulting to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP.  We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
† Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: October 22, 2012	By:	/s/ Li Wang
Li Wang
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)