Form 10-Q
period 2012-11-30
ZHONG SEN INTERNATIONAL TEA CO
filed 2013-01-14
CIK 1434601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 14, 2013, there were 20,000,000 shares of $0.001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	November 30, 2012	May 31, 2012
	(Unaudited)
CURRENT ASSETS
Cash	$365	$40

TOTAL ASSETS	$365	$40

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$254,532	$223,637
Convertible debenture (Net of discount of $6,000 and $3,666 respectively)	-	822
Notes payable - related party	-	50

TOTAL LIABILITIES	254,532	224,509

COMMITMENTS AND CONTINGENCIES (SEE Note 4)

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 and 20,000,000 shares issued and outstanding, respectively	20,000	20,000
Additional paid in capital	12,142,089	12,079,089
Accumulated deficit	(12,416,256)	(12,323,558)
Total Stockholders’ Deficiency	(254,167)	(224,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$365	$40

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2012	2011	2012	2011
Marketing revenue	$-	$-	$-	$-

OPERATING EXPENSES
Officer's compensation	-	-	-	11,399,395
Professional fees	9,641	9,418	26,011	18,451
Consulting fees	30,000	30,000	60,000	60,000
General and administrative	622	598	1,239	1,204
Total Operating Expenses	40,263	40,016	87,250	11,479,050

NET LOSS FROM OPERATIONS	(40,263)	(40,016)	(87,250)	(11,479,050)

OTHER EXPENSE
Interest Expense	(828)	-	(2,522)	-
Loss on early extinguishment of Beneficial Conversion Feature	(2,926)	-	(2,926)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(44,017)	(40,016)	(92,698)	(11,479,050)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(44,017)	$(40,016)	$(92,698)	$(11,479,050)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.65)

Weighted average number of shares outstanding during the period - basic and diluted	20,000,000	20,000,000	20,000,000	17,612,149

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,698)	$(11,479,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	11,399,395
Amortization expense	2,252	-
Loss on extinguishment of beneficial conversion feature	2,926	-
Changes in operating assets and liabilities:
Increase in accounts payable	30,895	76,854
Net Cash Used In Operating Activities	(56,625)	(2,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft		9
Capital contribution - related party	63,000	-
Notes payable - related party	(50)	2,775
Repayment of Convertible Debenture	(6,000)	-
Net Cash Provided by Financing Activities	56,950	2,784

NET INCREASE/(DECREASE) IN CASH	325	(17)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40	17

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$365	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$369	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying condensed unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2012 are not necessarily indicative of results that may be expected for the year ending May 31, 2013.

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

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of November 30, 2012 and May 31, 2012, the Company recorded a reserve for doubtful accounts of $32,640 and $32,640, respectively.

Concentration of Credit Risk

During the six months ended November 30, 2012 and 2011 the Company recorded no sales and no changes to accounts receivable.  As of November 30, 2012 and May 31, 2012, accounts receivable has been fully reserved (see Accounts Receivable note above).

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

Earnings Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of November 30, 2012 and November, 2011, there were no common share equivalents outstanding.

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

NOTE 2 – OTHER RELATED PARTY TRANSACTIONS

During the year ended May 31, 2012, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock (See Note 6).

During the year ended May 31, 2012, a related party stockholder loaned the Company $3,825 and $3,775 was repaid.  The loans were interest free and payable on demand.  The notes were repaid on October 15, 2012.

On September 21, 2012, a related party stockholder loaned the company $50 for the sole purpose of funding ongoing operations.  The note was interest free and payable on demand.  The note was repaid on October 15, 2012.

On September 29, 2012, our President entered into a non-binding letter of intent to sell all of her stock in the Company to a number of independent third parties.  In connection with the letter of intent, the buyers gave the President a $50,000 deposit in exchange for an exclusivity period, which ended on November 30, 2012.  The deposit became non-refundable on October 14, 2012, upon the buyers completion of their due diligence.  On October 15, 2012 the President contributed the $50,000 to the Company for the sole purpose of funding ongoing operations.  If the sale of the stock is completed, the transaction will result in a change in control of the Company, although no guarantees can be made that this transaction will be completed.  On November 30, 2012, the exclusivity period was extended until December 31, 2012.  (See note 7)

NOTE 3 – CONSULTING AGREEMENTS

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Consultant Co., Ltd, a related party, whereby the Company will pay $5,000 per month to EverAsia Financial Consultant Co., Ltd beginning September 1, 2008 and ending December 31, 2009 for consulting services. On December 31, 2009, the contract was extended until December 31, 2011. On January 1, 2012, the contract was extended until December 31, 2012.  During the six months ended November 30, 2012 and 2011 the Company recorded an expense of $30,000 and $30,000, respectively.  EverAsia Financial Consultant Co provides consulting services as they pertain to complying with business practices in the US as they differ from Chinese business practices and advisory services with regard to business expansion.

On September 1, 2008 the Company entered into an agreement with EverAsia Financial Group, Inc., a related party shareholder, whereby the Company will pay. $5,000 per month to EverAsia Financial Group, beginning September 1, 2008 and ending December 31, 2009, for advisory and office management services. On December 31, 2009, the contract was extended until December 31, 2011. On January 1, 2012, the contract was extended until December 31, 2012.  During the six months ended November 30, 2012 and 2011, the Company recorded an expense of $30,000 and $30,000, respectively.   EverAsia Financial Group provides regulatory compliance advisory services, general bookkeeping services, registered agent services and mail, phone and office hosting in the United States.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

CONVERTIBLE DEBENTURE

On April 11, 2012, the Company issued a one year 12% Convertible Debenture (“Debenture”) in the principal amount of $6,000, to an individual for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture was convertible on October 11, 2012 into shares of common stock, par value $0.001 per share, at a conversion price of $0.01 per share. The Company recorded a debt discount of $6,000 for the beneficial conversion feature. On October 15, 2012, the Company repaid the Convertible Debenture in the principal amount of $6,000 and accrued interest of $369.  Amortization Expense and loss on early extinguishment of the beneficial conversion feature at November 30, 2012 was $2,252 and $2,926, respectively.  The following table outlines the carrying balance of the debt discount and the related accumulated amortization: (See Note 5)

	November 30, 2012	May 31, 2012

Loan Amount	$-	$6,000
Discount	-	(5,178)
Balance	$-	$822

During the year ended May 31, 2012, a stockholder loaned the Company $3,825 of which $3,775 was repaid. The loan was interest free and payable on demand. The note was repaid on October 15, 2012 (See Note 2).

NOTE 5 - STOCKHOLDERS' EQUITY

During the year ended May 31, 2012, the Board of Directors authorized the issuance of 18,998,992 common shares to our President and CEO as compensation, with a fair value of $11,399,395 at $0.60 per share, the last cash offering price of our common stock. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (See Note 3).

On April 11, 2012, the Company issued a one year 12% Convertible Debenture (“Debenture”) in the principal amount of $6,000, to an individual for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture was convertible on October 11, 2012 into shares of common stock, par value $0.001 per share, at a conversion price of $0.01 per share. The Company recorded a debt discount of $6,000 for the beneficial conversion feature. Amortization of the debt discount, which is recorded under interest expense in the statements of operations, amounted to $2,252 and $0 for the six month period ended November 30, 2012 and 2011 respectively.  On October 15, 2012, the Company repaid the Convertible Debenture in the principal amount of $6,000 and accrued interest of $369.  (See Note 4).

On June 12, 2012, a related party contributed $13,000 to the Company.  This payment was accounted for as Additional Paid in Capital.

On October 15, 2012, our President contributed $50,000 to the Company to fund ongoing operations.  This payment was accounted for as Additional Paid in Capital.

NOTE 6 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended November 30, 2012 the Company has a net loss of $92,698, a working capital deficiency and stockholders’ deficiency of $254,167 and has an accumulated deficit of $12,416,256 as of November 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to provide consulting services to the Company’s main customer and related party, YZG, in anticipation that economic conditions will improve and that YZG will be able to resume making payments under the Marketing Agreement. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 – SUBSEQUENT EVENTS

On December 31, 2012, the exclusivity period related to the Letter of Intent was extended until January 31, 2013. (See Note 2)

On January 7, EverAsia Financial Group, Inc., a related party, loaned the Company $5,000 to fund ongoing operations.  The note is interest free and is payable on demand.

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

BUSINESS OVERVIEW

Zhong Sen International Tea Company (the “Company”) was incorporated on January 30, 2008, in the State of Florida. The Company has the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd (“YZG”) , a related party company located in Kunming, China (the “YZG Agreement”), to provide sales and marketing consulting services for YZG’s tea and tea related business lines.  During the year ended May 31, 2009, the Company exited the development stage.

RESULTS OF OPERATION

Results of Operations for the Three Months Ended November 30, 2012 as Compared to the Three Months ended November 30, 2011

Total Revenues

We had revenues of $0 for the three months ended November 30, 2012 and $0 for the three months ended November 30, 2011.  We are entitled to receive 20% of YZG’s sales through YZG Agreement.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to the YZG Agreement.

Operating Expenses

Operating expenses for the three months ended November 30, 2012 totaled $40,262 as compared to $40,015 for the three months ended November 30, 2011.  Accounting and auditing costs increased by approximately $2,000 while other professional fees decreased by approximately the same amount during the three month period ended November 30, 2012, as compared to the three month period ended November 30, 2011.

Net Loss

Net loss was $44,017 for the three months ended November 30, 2012, as compared to a net loss of $40,016 for the three months ended November 30, 2011. Accounting and audit costs increased by approximately $2,000 while other professional fees decreased by approximately the same amount during the three month period ended November 30, 2012, as compared to the three month period ended November 30, 2011.  Additionally, we recorded a loss of $3,755 on the early extinguishment of the beneficial conversion feature of an outstanding convertible debenture that was repaid during the quarter.

Results of Operations for the Six Months Ended November 30, 2012 as Compared to the Six Months ended November 30, 2011

Total Revenues

We had revenues of $0 for the six months ended November 30, 2012 and $0 for the six months ended November 30, 2011.  We are entitled to receive 20% of YZG’s sales through the YZG Agreement.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under t are doubtful and stopped recording sales in the fourth quarter of 2010 related to the YZG Agreement.

Operating Expenses

Operating expenses for the six months ended November 30, 2012 totaled $87,250 as compared to $11,479,050 for the six months ended November 30, 2011.  During the first quarter of 2011, we issued 18,998,992 shares of common stock, with a value of $11,399,395, at the most recent cash sale price of $0.60 per share, to our President for her service to the Company.  Exclusive of the stock issuance, accounting and audit costs increased by approximately $8,000, while other professional fees remained substantially the same during the six month period ended November 30, 2012, as compared to the three month period ended November 30, 2011.

Net Loss

Net loss was $92,698 for the six months ended November 30, 2012, as compared to a net loss of $11,479,051 for the six months ended November 30, 2011. During the first quarter of 2011, we issued 18,998,992 shares of common stock, with a value of $11,399,395, at the most recent cash sale price of $0.60 per share, to our President for her service to the Company.  Exclusive of the stock issuance, accounting and audit costs increased by approximately $8,000 while other professional fees remained substantially the same during the six month period ended November 30, 2012, as compared to the six month period ended November 30, 2011.  Additionally, we recorded a loss of $3,755 on the early extinguishment of the beneficial conversion feature of an outstanding convertible debenture that was repaid during the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2012, we have assets of $365, consisting of cash of $365, and total liabilities of $254,532, consisting of accounts payable of $254,532.  As compared to May 31, 2012 we had assets of $40 consisting of cash of $40 and total liabilities of $224,509, consisting of accounts payable of $223,637, notes payable from related party of $50, convertible debenture payable (net of discount) of $822.

Cash and cash equivalents from inception to date have been insufficient to cover our expenses. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Attempt to find additional customers to purchase tea products from our contracted supplier, Yunnan Zhongsen Group, Ltd.;
2.	Raise capital through private debt or equity offerings; and
3.	Identifying potential candidates for merger or acquisition opportunities

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

Supply Agreements

In August 2008, we entered into a related party agreement with Yunnan Zhongsen Group, Ltd., or YZG, a Chinese company located in Kunming, Yunnan Province, People’s Republic of China (the “YZG Agreement”), which caused us to become YZG’s exclusive sales and marketing agent worldwide. Under the YZG Agreement, we are to receive a commission from YZG of 20% of their global sales, payable each month based on their sales figures, however no commissions have been earned since 2010.  On August 29, 2008, the effective date of the transaction, we issued 831,667 shares to approximately 4,200 shareholders in exchange for the sales and marketing agreement. Additionally, our former sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the Company.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.  It is doubtful that YZG will ever be able to perform under the YZG Agreement again.

Sales and Marketing

All sales are generated by external sales representatives at our related party main supplier, YZG. The tea products are positioned as high-end luxury products.  The 3,000 year history of these limited production, highly prized tea products will be essential in positioning and in differentiating them from the current American and European viewpoint of commercially produced tea, as well as setting it apart from much of the other tea products offered throughout Asia. The history, culture and ritual surrounding the production of the tea leaf and the ritual of the service and presentation of this luxury item will be exploited and are critical to the positioning of the product.

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

Based on our recommendations, YZG established and manage their channel marketing program worldwide by establishing a competitive reseller program, recruiting resellers, preparing proper reseller collateral, creating reseller kits, managing the reseller database using Partner Relationship Management (PRM) software, ensuring proper merchandising, ensuring adequate stocking levels, providing reseller education and managing seeding programs. The channel program allows this company to produce a large volume of sales utilizing its existing human resources. Direct sales can be managed mostly by technology through applications available through the Internet, such as, on-line stores with credit card processing portals to accumulate sales orders from direct sales. The proper implementation of these programs effectively eliminates the need for the hiring of additional staff for a significant period of time by the use of technology and the multiplication of resources by contracting with distributors or other resellers.

Revenue Model

Our revenue model contemplates a single form of revenue, but from multiple sources. We anticipate earning our revenue based on the success of our sales and marketing efforts provided to our related party tea producer, YZG. We are to earn a percentage of sales directly related to our efforts, though no commissions have been earned since 2010.  Management has determined that future collections under our related party Sales and Marketing Agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to this agreement.

Acquisition or Merger Candidates

We will attempt to locate and negotiate with a business entity for a combination with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

Employees

As of November 30, 2012, we have no employees.  Our officers and directors contribute their services at no cost to the Company.

GOING CONCERN

As reflected in the accompanying unaudited financial statements, we have a net loss of $92,698, a working capital deficiency of $254,167 and an accumulated deficit of $12,416,256 as of November 30, 2012.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  In June, 2012, a related party contributed $13,000 to the Company, and in October, 2012, our President contributed $50,000 to the Company.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012, during the assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, our management identified material weaknesses related to the lack of requisite U.S. GAAP expertise of our CFO. Additionally, we do not have an independent audit committee. This lack of expertise to prepare, evaluate and review our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, and we appoint qualified independent directors to the Board of Directors and audit committee, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: January 14, 2013	By:	/s/ Li Wang
Li Wang
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Binquan Zhang
Binquan Zhang
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)