Form 10-Q
period 2013-02-28
ZHONG SEN INTERNATIONAL TEA CO
filed 2013-04-22
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

Zhong Sen International Tea Company
(Exact name of registrant as specified in its Charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

3225 McLeod Drive, Suite 100 Las Vegas, Nevada	89103
(Address of principal executive office)	(Zip Code)

 (702) 871-8535

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

Table of Contents

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 14, 2013, there were 23,650,000 shares of $0.001 par value common stock, issued and outstanding.

Table of Contents	2

Table of Contents	3

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
Balance Sheets
ASSETS
	February 28,	May 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$—	$40

Total Current Assets	—	40

TOTAL ASSETS	$—	$40

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$—	$223,637
Convertible debenture (net of discount of $-0-
and $3,666 respectively)	—	822
Notes payable - related party	—	50

Total Current Liabilities	—	224,509

TOTAL LIABILITIES	—	224,509

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
23,650,000 and 20,000,000 shares issued and outstanding, respectively	23,650	20,000
Additional paid-in-capital	12,412,195	12,079,089
Accumulated deficit	(12,435,845)	(12,323,558)

Total Stockholders' Deficit	—	(224,469)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$40

The accompanying notes are an integral part of these financial statements

Table of Contents	4

ZHONG SEN INTERNATIONAL TEA COMPANY
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Officer's compensation	—	—	—	11,399,395
Consulting fees	35,000	30,000	95,000	90,000
Professional fees	9,776	5,723	35,787	24,174
Bad debt expense	—	(25,000)	—	(25,000)
Selling, general and administrative	616	599	1,854	1,803

Total Operating Expenses	45,392	11,322	132,641	11,490,372

LOSS FROM OPERATIONS	(45,392)	(11,322)	(132,641)	(11,490,372)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	25,802		25,802
Interest expense	—	—	(2,522)	—
Loss on early extinguishment of
Beneficial Conversion Feature	—	—	(2,926)	—

Total Other Income (Expenses)	25,802	—	20,354	—

LOSS BEFORE INCOME TAXES	(19,590)	(11,322)	(112,287)	(11,490,372)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(19,590)	$(11,322)	$(112,287)	$(11,490,372)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.62)

Weighted average shares outstanding	20,820,000	20,000,000	20,270,330	18,405,194

The accompanying notes are an integral part of these financial statements

Table of Contents	5

ZHONG SEN INTERNATIONAL TEA COMPANY
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,	February 29,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(112,287)	$(11,490,372)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	11,399,395
Provision for bad debt	—	(25,000)
Settlement of debt	(25,802)	—
Amortization of debt discount	(822)	—
Contributed capital	74,256	—
Changes in operating assets and liabilities:
Accounts receivable	—	25,000
Accounts payable	64,665	91,558

Net Cash Provided by Operating Activities	10	581

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable - related party	(50)	(3,189)
Notes payable - related party	—	2,775

Net Cash Used by Financing Activities	(50)	(414)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(40)	$167

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40	17

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$184

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for services	$—	$11,399,395

The accompanying notes are an integral part of these financial statements

Table of Contents	6

ZHONG SEN INTERNATIONAL TEA COMPANY

Notes to the Financial Statements

February 28, 2013 and February 29, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2013 are not necessarily indicative of results that may be expected for the year ending May 31, 2013.

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

NOTE 2 - STOCKHOLDERS' EQUITY

On June 12, 2012, a related party contributed $13,000 to the Company.  This payment was accounted for as Additional Paid in Capital.

On October 15, 2012, our President contributed $50,000 to the Company to fund ongoing operations.  This payment was accounted for as Additional Paid in Capital.

In February, 2013, the Company issued 3,650,000 shares of common stock for the settlement of liabilities.

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended February 28, 2013 the Company has a net loss of $112,287, and an accumulated deficit of $12,435,845 as of February 28, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of February 28, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	7

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

RESULTS OF OPERATION

Results of Operations for the Three Months Ended February 28, 2013 as Compared to the Three Months ended February 29, 2012

Total Revenues

We had revenues of $0 for the three months ended February 28, 2013 and $0 for the three months ended February 29, 2012.  We are entitled to receive 20% of YZG’s sales through YZG Agreement.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under our marketing agreement are doubtful and stopped recording sales in the fourth quarter of 2010 related to the YZG Agreement.

Operating Expenses

Operating expenses for the three months ended February 28, 2013 totaled $45,392 as compared to $11,322 for the three months ended February 29, 2012.  Professional fees increased by approximately $4,000 during the three month period ended February 28, 2013, as compared to the three month period ended February 29, 2012. During the three months ended February 29, 2012, the Company recovered $25,000 from a customer on accounts receivable that had been previously written off. This amount was credited to bad debt expense thus decreasing operating expenses.

Net Loss

Net loss was $19,590 for the three months ended February 28, 2013, as compared to a net loss of $11,322 for the three months ended February 29, 2012. During the three months ended February 28, 2013, the Company recorded a gain on the settlement of debt in the amount of $25,802.

Results of Operations for the Nine Months Ended February 28, 2013 as Compared to the Nine Months ended February 29, 2012

Total Revenues

We had revenues of $0 for the nine months ended February 28, 2013 and $0 for the nine months ended February 29, 2012.  We are entitled to receive 20% of YZG’s sales through the YZG Agreement.  Due to operational and cash flow issues with YZG, a related party and our sole customer, management has determined that future collections under t are doubtful and stopped recording sales in the fourth quarter of 2010 related to the YZG Agreement.

Table of Contents	8

Operating Expenses

Operating expenses for the nine months ended February 28, 2013 totaled $132,641 as compared to $11,490,372 for the nine months ended February 29, 2012.  During the nine months ended February 29, 2012, we issued 18,998,992 shares of common stock, with a value of $11,399,395, at the most recent cash sale price of $0.60 per share, to our President for her service to the Company.  Exclusive of the stock issuance, professional fees increased approximately $11,000 during the nine month period ended February 28, 2013, as compared to the nine month period ended February 29, 2012.

Net Loss

Net loss was $112,287 for the nine months ended February 28, 2013, as compared to a net loss of $11,490,372 for the nine months ended February 29, 2012.  During the nine months ended February 28, 2013, the Company recorded a gain on the settlement of debt in the amount of $25,802. Other expenses incurred during the nine months ended February 28, 2013 were interest expense in the amount of $2,522 and loss on early extinguishment of beneficial conversion feature of $2,926 of an outstanding convertible debenture that was repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2013, we have assets of $0 and total liabilities of $0.  As compared to May 31, 2012 we had assets of $40 consisting of cash of $40 and total liabilities of $224,509, consisting of accounts payable of $223,637, notes payable from related party of $50, convertible debenture payable (net of discount) of $822.

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

Employees

As of February 28, 2013, we have no employees.  Our officers and directors contribute their services at no cost to the Company.

GOING CONCERN

As reflected in the accompanying unaudited financial statements, we have a net loss of $112,287 and an accumulated deficit of $12,435,845 as of February 28, 2013.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  In June, 2012, a related party contributed $24,256 to the Company, and in October, 2012, our President contributed $50,000 to the Company.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Table of Contents	9

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the nine months ended February 28, 2012 and February 29, 2013.

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

Table of Contents	10

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

Table of Contents	11

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: April 22, 2013	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Table of Contents	13