Form 10-Q/A
period 2013-02-28
ZHONG SEN INTERNATIONAL TEA CO
filed 2013-04-25
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Zhong Sen International Tea Company is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarter ended February 28, 2013, filed with the Securities and Exchange Commission on April 22, 2013 (the “Original Filing”) to amend Part I – Financial Information in Item 1 and Item 2 and these changes were also added to Exhibit 101 to reflect said changes. The Original Filing was not reviewed by either Liggett, Vogt & Webb P.A. or Morrill & Associates, LLC and was filed without the approval of our auditors. On April 17, 2013, we engaged Morrill & Associates, LLC (“Morrill”), as our independent accountant.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised. This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date. Accordingly, this Amendment should be read in conjunction with our Form 10-Q and our other filings made with the SEC subsequent to the filing of the Form 10-Q.

Table of Contents	3

Table of Contents	4

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ZHONG SEN INTERNATIONAL TEA COMPANY
Balance Sheets
ASSETS
	February 28,	May 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$—	$40

Total Current Assets	—	40

TOTAL ASSETS	$—	$40

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$25,802	$223,637
Convertible debenture (net of discount of $-0-
and $3,666 respectively)	—	822
Notes payable - related party	—	50

Total Current Liabilities	25,802	224,509

TOTAL LIABILITIES	25,802	224,509

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
23,650,000 and 20,000,000 shares issued and outstanding, respectively	23,650	20,000
Additional paid-in-capital	12,412,195	12,079,089
Accumulated deficit	(12,461,647)	(12,323,558)

Total Stockholders' Deficit	(25,802)	(224,469)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$40

The accompanying notes are an integral part of these financial statements

Table of Contents	5

ZHONG SEN INTERNATIONAL TEA COMPANY
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Officer's compensation	—	—	—	11,399,395
Consulting fees	35,000	30,000	95,000	90,000
Professional fees	9,776	5,723	35,787	24,174
Bad debt expense	—	(25,000)	—	(25,000)
Selling, general and administrative	616	599	1,854	1,803

Total Operating Expenses	45,392	11,322	132,641	11,490,372

LOSS FROM OPERATIONS	(45,392)	(11,322)	(132,641)	(11,490,372)

OTHER INCOME (EXPENSES)

Interest expense	—	—	(2,522)	—
Loss on early extinguishment of
Beneficial Conversion Feature	—	—	(2,926)	—

Total Other Income (Expenses)	—	—	(5,448)	—

LOSS BEFORE INCOME TAXES	(45,392)	(11,322)	(138,089)	(11,490,372)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(45,392)	$(11,322)	$(138,089)	$(11,490,372)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.62)

Weighted average shares outstanding	20,820,000	20,000,000	20,270,330	18,405,194

The accompanying notes are an integral part of these financial statements

Table of Contents	6

ZHONG SEN INTERNATIONAL TEA COMPANY
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,	February 29,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(138,089)	$(11,490,372)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	11,399,395
Provision for bad debt	—	(25,000)
Settlement of debt	(194,000)	—
Amortization of debt discount	(822)	—
Changes in operating assets and liabilities:
Accounts receivable	—	25,000
Accounts payable	201,421	91,558

Net Cash Provided (Used) by Operating Activities	(131,490)	581

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributed capital	131,500	—
Repayment of notes payable - related party	(50)	(3,189)
Notes payable - related party	—	2,775

Net Cash Provided (Used) by Financing Activities	(131,450)	(414)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(40)	$167

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40	17

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$184

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for services	$—	$11,399,395

The accompanying notes are an integral part of these financial statements

Table of Contents	7

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

On October 15, 2012, our President contributed $118,500 to the Company to fund ongoing operations.  This payment was accounted for as Additional Paid in Capital.

In February, 2013, the Company issued 3,650,000 shares of common stock for the settlement of liabilities.

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended February 28, 2013 the Company has a net loss of $138,089, and an accumulated deficit of $12,461,647 as of February 28, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of February 28, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	8

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

Net Loss

Net loss was $45,392 for the three months ended February 28, 2013, as compared to a net loss of $11,322 for the three months ended February 29, 2012.

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

Table of Contents	9

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

Net Loss

Net loss was $138,089 for the nine months ended February 28, 2013, as compared to a net loss of $11,490,372 for the nine months ended February 29, 2012.  Other expenses incurred during the nine months ended February 28, 2013 were interest expense in the amount of $2,522 and loss on early extinguishment of beneficial conversion feature of $2,926 of an outstanding convertible debenture that was repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2013, we have assets of $0 and total liabilities of $25,802.  As compared to May 31, 2012 we had assets of $40 consisting of cash of $40 and total liabilities of $224,509, consisting of accounts payable of $223,637, notes payable from related party of $50, convertible debenture payable (net of discount) of $822.

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

GOING CONCERN

As reflected in the accompanying unaudited financial statements, we have a net loss of $138,089 and an accumulated deficit of $12,461,647 as of February 28, 2013.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: April 25, 2013	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Table of Contents	14