Form 10-K
period 2013-05-31
MUSIC OF YOUR LIFE INC
filed 2013-09-13
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-54163

MUSIC OF YOUR LIFE, INC.

(Exact name of registrant as specified in its charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3225 McLeod Drive, Suite 100 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 871-8535

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter

Table of Contents

period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Music of Your Life, Inc. held by non-affiliates as of November 30, 2012 was $474.

As of September 13, 2013, there were 58,790,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Table of Contents	1

Table of Contents	2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	3

PART I

ITEM 1.    BUSINESS.

Company History

Music of Your Life, Inc. (hereafter, “we”, ”our”, ”us”, “MYL”, or the ”Company”) was incorporated on January 30, 2008, in the State of Florida, as Zhong Sen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”), and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub, MYL was the surviving corporation. Each shareholder of MYL Nevada received ten (10) shares of common stock of the Company for every one (1) share of MYL Nevada held as of May 31, 2013. In accordance with the terms of the merger agreement, all of the shares of MYL Nevada held by MYL Nevada shareholders were cancelled and 100 shares of MYL Nevada were issued to the Company. 34,860,000 shares of common stock of the Company were issued to the MYL Nevada shareholders. As a result of the merger, MYL Nevada is a wholly-owned subsidiary of the Company, and the Company is now operating a multi-media entertainment company, producing live concerts, television shows and radio programming. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

Operational Overview

Music of Your Life® is a multi-media entertainment company that currently produces live radio programming 24 hours a day, syndicated to several AM/FM/HD radio stations around the country, including 15 of the top 20 markets in the United States. The network is also heard streaming across the Internet using the Registered Trademark, iRadio®. Music of Your Life® has been on the air since 1978, making it the longest running syndicated music radio network in the world.

The Terrestrial and Internet Radio Broadcast Industry

Revenues in the radio broadcasting industry are primarily generated by: 1. spot sales (commercials); 2. digital sales for on-line streaming; and 3. subscription based sales. According to the Radio Advertising Bureau, spot revenue was up 4% in 2012 to $14.4 billion; digital revenue was up 11% to $767 million in the same year. According to RIAA, subscription based revenue from Internet streaming rose from $292 million in 2011, to $462 million in 2012 for a 58.2% increase.

While we expect the terrestrial radio spot sales to remain flat in the coming years, even decline, we see streaming and digital revenue continue to make huge gains. This is due in part to the decrease in cost for mobile data, and for the increase in technology improvements to the in-dash or vehicle radio, and mobile devices.

Our Business Strategy

Music of Your Life® has several projects underway:

Table of Contents	4

•	The Company is now expanding its current single-channel network into a multi-channel, multi-genre offering, from Country to Rock, Pop, Jazz and more, all presented under the iRadio® brand. The first of these new channels, called Cowboy Radio™, is ready for airplay. The Company has exclusive licensing rights to the iRadio® trademark.

•	A new interactive, format-adaptive player is in development to deliver the iRadio® channels to desktops, mobile devices and the new in-dash car radios. The updated iRadio® player will include a sponsor driven revenue model, as well as a commercial-free subscription based model. Unlike all existing services, the iRadio® player will present an array of content about the artist while listening to their music. This will include audio, video, concert & other info, merchandise offerings, social feeds, gossip feeds, and the ability to purchase music. The player will also serve as a worldwide radio station aggregator.

•	The Company plans to increase sales efforts for its iRadio® portable Internet radio by running radio and digital ad campaigns.

•	Music of Your Life® expects to grow its syndicated iRadio® network by adding staff to go after the growing number of commercial AM/FM/HD radio stations looking for syndicated services. The Company will also grow its terrestrial and Internet advertising revenue with additional sales staff.

•	The Company is now in the early stages of development of the Music of Your Life television network by seeking rights to several concert style television shows for broadcast on the network.

•	A Time-Life / Music of Your Life® CD box set has been selling worldwide for more than a year with great success. The accompanying Infomercial has aired to more than 300-million people across the US. Additional collaborations with Time-Life are in the works featuring the Music of Your Life® brand.

•	Music of Your Life® entertainment cruises aboard the Holland America Cruise Lines are being planned for the 2014 cruise season.

•	The Company is also negotiating additional licensing opportunities for its family of iRadio® and Music of Your Life® trademarks for both hardware and software products.

Objectives

Music of Your Life’s main objective is to reach the consumer, with quality content, in the vehicle and on mobile devices with iRadio® . To do this, the Company will continue to build its syndicated radio network, both terrestrial and on the Internet, and by developing a compelling mobile platform featuring several channels of content.

Another Company key objective is to partner, merge, acquire and/or license the rights to third party companies with their own quality audio and video content, and brands, to enhance the Music of Your Life® and iRadio® initiatives. Some of these may be developed as wholly owned or may be simple licensing agreements.

The Company also expects to enter into additional licensing agreements for its iRadio® and Music of Your Life® suite of trademarks with strategic third-party companies to maximize brand awareness and monetization.

Table of Contents	5

Market Advantage

Music of Your Life® currently reaches listeners across the United States with its unique iRadio® syndicated radio service. The Company plans to expand this reach by further developing the iRadio® services to include several channels of music and other content through syndication, and virally with mobile apps. With this substantial market penetration, the Company has a built-in marketing arm to promote all things related. With access to thousands of minutes every month, the cost to do so without the network would be prohibitive.

Competition

The entertainment industry is highly competitive, and we have limited financial and personnel resources with which to compete. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities. We believe a high degree of competition in this industry will continue for the foreseeable future.

We believe that we can distinguish the Company from our competition by providing high quality entertainment, and products, with competitive pricing.

Employees

As of May 31, 2013, we currently have one full-time employee, Marc Angell our CEO. We currently have seven part-time and full-time independent contractors working with the management of the Company. Additionally, we are planning to hire other employees and contractors. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

We have undertaken preliminary investigations concerning candidates for the above positions and do not currently anticipate difficulty in filling such positions with qualified persons, however we cannot assure you that we will in fact be able to hire qualified persons for such positions when needed. Additional positions to be filled may be identified from time to time by the Company. We expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

The loss of our CEO Marc Angell would likely have a material adverse effect on the Company. We intend to reduce this risk by obtaining key-man insurance after the Offering, in the event that affordable insurance coverage may be obtained. We cannot assure you that the Company will be able to obtain such insurance or that the Company will be successful in recruiting needed personnel.

Available Information

Music of Your Life, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-54163. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be

Table of Contents	6

obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A.   RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Music of Your Life’s® corporate office is located at 3225 McLeod Drive, Suite 100, Las Vegas, NV 89121, telephone number, 702-871-8535. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3.    LEGAL PROCEEDINGS.

The Company currently has no litigation pending, threatened or contemplated, or unsatisfied judgments.

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with purchasers and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

Table of Contents	7

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “MYLI”. We had approximately 2,220 registered holders of our common stock as of May 31, 2013. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on August 27, 2013 was $0.0001 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31, 2013:

	Price Range(1)
	High	Low
Fiscal 2012
Fourth quarter	$0.0001	$0.0001
Third quarter	$0.0001	$0.0001
Second quarter	$0.0001	$0.0001
First quarter	$0.0001	$0.0001

Fiscal 2011
Fourth quarter	$0.0001	$0.0001
Third quarter	$0.0001	$0.0001
Second quarter	$0.0001	$0.0001
First quarter	$0.0001	$0.0001

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On August 29, 2008, the Company entered into a related party sales and marketing agreement with the Yunnan Zhongsen Group, Ltd., or YZG , a Chinese company located in Kunming, Yunnan Province, People’s Republic of China, which caused them to become YZG’s exclusive sales and marketing agent worldwide. The Company receives a commission of 20% of global sales, payable each

Table of Contents	8

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

On December 31, 2008, our Former President converted a note payable in the amount of $100,000 and accrued interest of $499 into 1,667 common shares at a purchase price of $60.29 per common share. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

With respect to the transactions noted above, no solicitation was made and no underwriting discounts were given or paid in connection with these transactions. We believe that the issuance of the securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Table of Contents	9

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in MYL will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6.    SELECTED FINANCIAL DATA.

Not required.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

We are a multi-media entertainment company which currently produces live radio programming

Table of Contents	10

24 hours a day, syndicated to radio stations around the country. The network is also heard streaming across the Internet using the Registered Trademark, iRadio®. Music of Your Life® has been on the air since 1978, making it the longest running syndicated music radio network in the world. Our principal sources of revenues result from the Company’s current single-channel network that currently produces live radio programming 24 hours a day, syndicated to more than 30 AM/FM/HD radio stations around the country, and streaming across the Internet using the Registered Trademark, iRadio®. Expenses which comprise the costs of goods sold include licensing agreements, and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated network. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the period from inception on October 10, 2012 through May 31, 2013.

Revenues. The Company generated net revenues of $9,547 during the period ended May 31, 2013. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the period ended May 31, 2013 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the period ended May 31, 2013 were $51,006. We issued 650,000 shares of common stock to consultants during the period which resulted in $15,500 recorded as consulting expenses. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the period ended May 31, 2013 were $48,971. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24,594 for the period ended May 31, 2013. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $18,750 for the period ended May 31, 2013. Other expenses incurred were comprised of interest expenses related to notes payable.

Liquidity and Capital Resources

Table of Contents	11

As of May 31, 2013, our primary source of liquidity consisted of $26,511 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2013 of $133,774 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the period ended May 31, 2013 of $133,774. As a result of the merger with MYL Nevada in May 2013, we have experienced an increase in revenues and operational activity. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

We believe these conditions have resulted from the inherent risks associated with small public companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of our products and services at levels sufficient to cover our costs and provide a return for investors, (ii) attract additional capital in order to finance growth, and (iii) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our multi-media entertainment business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business, and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Use of Estimates.     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On a periodic basis, management reviews those estimates, including those related to valuation allowances, loss contingencies, income taxes, and projection of future cash flows.

Research and Development.     Research and development costs are charged to operations when incurred and are included in operating expenses.

Recent Accounting Pronouncements

Table of Contents	12

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	13

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Music of Your Life, Inc.

Las Vegas, Utah

We have audited the accompanying balance sheet of Music of Your Life, Inc. as of May 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception on October 10, 2012 through May 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music of Your Life, Inc. as of May 31, 2013 and the results of its operations and cash flows for the period from inception on October 10, 2012 through May 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

September 12, 2013

Table of Contents	15

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Balance Sheets

ASSETS
May 31,
2013

CURRENT ASSETS

Cash and cash equivalents	$26,511
Loans receivable - related party	174,950

Total Current Assets	201,461

OTHER ASSETS

Music inventory	794
Trademark	2,850

Total Other Assets	3,644

TOTAL ASSETS	$205,105

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$29,194
Notes payable - related parties	213,066

Total Current Liabilities	242,260

TOTAL LIABILITIES	242,260

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
58,510,000 shares issued and outstanding	58,510
Additional paid-in-capital	38,109
Accumulated deficit	(133,774)

Total Stockholders' Deficit	(37,155)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$205,105

The accompanying notes are an integral part of these financial statements

Table of Contents	16

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Statements of Operations

From Inception
on October 10,
2012 Through
May 31,
2013

NET REVENUES	$9,547

OPERATING EXPENSES

Salaries and Consulting fees	51,006
Professional fees	48,971
Selling, general and administrative	24,594

Total Operating Expenses	124,571

LOSS FROM OPERATIONS	(115,024)

OTHER INCOME (EXPENSES)

Interest expense	(18,750)

Total Other Income (Expenses)	(18,750)

LOSS BEFORE INCOME TAXES	(133,774)

INCOME TAX EXPENSE	—

NET LOSS	$(133,774)

BASIC AND DILUTED:
Net loss per common share	$(0.00)

Weighted average shares outstanding	45,880,262

The accompanying notes are an integral part of these financial statements

Table of Contents	17

MUSICE OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Statements of Stockholders' Deficit
For the Period of inception (October 10, 2012) through May 31, 2013

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Inception, October 10, 2012	—	$—	$—	$—	$—

Common shares issued to founders	7,011,263	7,011	(6,511)	—	500

Common shares issued for services	2,103,379	2,103	12,897	—	15,000

Common shares issued for cash	38,365,632	38,366	51,904	—	90,270

Cancellation of shares	(12,620,274)	(12,620)	12,530	—	(90)

Recapitalization of Music of Your Life,
Inc. through reverse merger with
Zhong Sen International Tea Company	23,650,000	23,650	(32,711)	—	(9,061)

Net loss for the year ended
May 31, 2013	—	—	—	(133,774)	(133,774)

Balance, May 31, 2013	58,510,000	$58,510	$38,109	$(133,774)	$(37,155)

The accompanying notes are an integral part of these financial statements

Table of Contents	18

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Statements of Cash Flows

From Inception
on October 10,
2012 Through
May 31,
2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(133,774)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	15,500
Effects of reorganization	(9,061)
Changes in operating assets and liabilities:
Inventory	(794)
Other assets	(2,850)
Accounts payable	29,194

Net Cash Used by Operating Activities	(101,785)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments from loans receivable - related party	(174,950)

Net Cash Used by Operating Activities	(174,950)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	90,270
Proceeds from notes payable - related parties	212,976

Net Cash Provided by Financing Activities	303,246

NET DECREASE IN CASH AND CASH EQUIVALENTS	$26,511

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,511

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—
Income taxes	$—

Non-cash financing activity:
Common stock issued for services	$15,500

The accompanying notes are an integral part of these financial statements

Table of Contents	19

MUSIC OF YOUR LIFE, INC.

(formerly Zhong Sen International Tea Company)

Notes to the Financial Statements

May 31, 2013

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Music of Your Life, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January, 2008 to May, 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”), and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub, MYL was the surviving corporation. Each shareholder of MYL Nevada received ten (10) shares of common stock of the Company for every one (1) share of MYL Nevada held as of May 31, 2013. In accordance with the terms of the merger agreement, all of the shares of MYL Nevada held by MYL Nevada shareholders were cancelled and 100 shares of MYL Nevada were issued to the Company. 34,860,000 shares of common stock of the Company were issued to the MYL Nevada shareholders. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., and is now operating a multi-media entertainment company, producing live concerts, television shows and radio programming.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant:

a. Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected a May 31 year-end.

b. Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

c. Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. Basic and Fully Diluted Net Loss per Share of Common Stock

Table of Contents	20

MUSIC OF YOUR LIFE, INC.

(formerly Zhong Sen International Tea Company)

Notes to the Financial Statements

May 31, 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of May 31, 2013.

May 31, 2013
Net loss (numerator)	$(133,774)
Weighted average shares outstanding (denominator)	45,880,262
Basic and fully diluted net loss per share amount	$(0.00)

e. Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues. For the period ended May 31, 2013 sales are recorded net of the allowance for returns and discounts of $-0-.

f. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the period ended May 31, 2013.

g. Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are

Table of Contents	21

MUSIC OF YOUR LIFE, INC.

(formerly Zhong Sen International Tea Company)

Notes to the Financial Statements

May 31, 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At May 31, 2013, the Company had net operating loss carryforwards of approximately $133,774 which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2013:

2013
Deferred tax assets:
NOL Carryover NOL Carryover	$133,774
Valuation allowance Valuation allowance	(133,774)
Net deferred tax asset	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the period ended May 31, 2013 due to the following:

2013
Current Federal Tax	$—
Current State Tax	—
Change in NOL Benefit	45,483
Valuation allowance	(45,483)
$—

Table of Contents	22

MUSIC OF YOUR LIFE, INC.

(formerly Zhong Sen International Tea Company)

Notes to the Financial Statements

May 31, 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Period ended May 31, 2013
Beginning balance	$—
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions in benefit due to income tax expense	—
Ending balance	$—

At May 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of May 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

h.      Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2013.

i. Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

NOTE 3 - FINANCIAL INSTRUMENTS

The Company has adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Table of Contents	23

MUSIC OF YOUR LIFE, INC.

(formerly Zhong Sen International Tea Company)

Notes to the Financial Statements

May 31, 2013

NOTE 3 - FINANCIAL INSTRUMENTS (Continued)

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

For the period ended May 31, 2013, the Company loaned $174,950 to a related individual in anticipation of the merger agreement described in Note 10. The loans are non-interest bearing and due on demand.

NOTE 5 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the period ended May 31, 2013, the Company purchased $794 worth of music inventory.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

For the period from inception on October 10, 2012 through May 31, 2013, the Company received $213,066 from notes payable to 3 individuals. The notes are non-interest bearing and due on demand.

NOTE 7 - EQUITY TRANSACTIONS

During the period ended May 31, 2013, the Company issued 500,000 shares of common stock to the founders of the Company upon incorporation and was recorded as salaries and consulting expenses on the statement of operations in the amount of $500.

On October 11, 2012, the Company issued 150,000 shares of common stock for legal services rendered to the Company and was recorded as professional fees on the statement of operations in the amount of $15,000.

During the period ended May 31, 2013, the Company issued 2,700,000 shares of common stock for cash in the amount of $90,270.

During the period ended May 31, 2013, the Company commenced a private stock offering, whereby it authorized the issuance of 200 units with each “Unit” consisting of 4,000 shares of its common stock and 4,000 common stock purchase warrants for a total raise of $2,736,000. The common stock purchase warrants are exercisable at $10.00 per share and carrying a two-year exercise period. Nine units were issued and $90,000 in cash was received. For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC

Table of Contents	24

MUSIC OF YOUR LIFE, INC.

(formerly Zhong Sen International Tea Company)

Notes to the Financial Statements

May 31, 2013

NOTE 8 - EQUITY TRANSACTIONS (Continued)

815-40, the Company allocated $76,391 of the gross proceeds to the 36,000 common shares and $13,609 to the 36,000 warrants, which together comprised the 6 Units, for total gross proceeds of $90,000. The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.

The fair value of warrants was established at the date of grant using the Black-Scholes valuation model with the following underlying assumptions:

1)                  Risk free interest rate: .78%

2)                  Dividend yield: 0%

3)                  Volatility: 100.00%

On May 31, 2013, the Company repurchased and cancelled 900,000 shares of its stock from one of the founders as part of the original stock purchase agreement.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at May 31, 2013 of $133,774 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the fiscal year ended May 31, 2013 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to May 31, 2013, the Company issued 280,000 shares of common stock for cash in the amount of $70,000.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other events that would have a material impact on the financial statements.

Table of Contents	25

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 19, 2013, we dismissed our previous independent accountant, Liggett, Vogt & Webb, P.A. (hereafter “LVW). Our Board of Directors approved the decision to change the Company’s independent accountants on April 19, 2013.

The report of LVW regarding the Company’s financial statements for each of the past fiscal years ended May 31, 2012 and 2011, as well as the financial statements of the Company contained in each of its annual reports on Form 10-K for the fiscal years ended May 31, 2012 and 2011, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the reports contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

During the two years ended May 31, 2012 and during the period from May 31, 2011 through to April 23, 2013, the date of dismissal, there were no disagreements with LVW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of LVW would have caused it to make reference to the subject matter of the disagreements in connection with its report.

On April 17, 2013, we engaged Morrill & Associates, LLC (“Morrill”), independent registered accountants, as our independent accountant. Prior to the engagement of Morrill, the Company has not consulted with Morrill regarding either:

We have not had any disagreements with any of our existing accountants during the past two fiscal years.

ITEM 9A.   CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of May 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and

Table of Contents	26

that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2013, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. Namely, we have a new one person management team responsible for our financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

Table of Contents	27

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2012)	55

Mr. Angell, age 55, has been the Chief Executive Officer of Music of Your Life, Inc., since November 2012. Mr. Angell acquired the well-known Music of Your Life trademark in 2008, and in 2009 formed Global Radio Network, Inc as its CEO to operate the syndicated radio network known as Music of Your Life. In November 2012, Angell formed Music of Your Life, Inc. as an entertainment company to capitalize on the growth and development of the Music of Your Life trademark and branding, including radio, TV, live concerts, and merchandising. Angell has entered into deals with Time-Life for music catalogs. Mr. Angell, was a director of Wireless Village, Inc., a telecommunications solution provider, and Concierge Technologies, Inc. from June, 2004 to January, 2008. In 2000, Mr. Angell became the founder and President of Planet Halo, a wireless telecommunications company, until he sold it in May, 2004 to the public company Concierge Technologies, Inc. (OTC:BB CNCG). In January 1990 Mr. Angell founded Angellcom, a supplier and distributor of one-way paging devices in the U.S. He remained its CEO until 1999. Mr. Angell conceptualized, designed and marketed both the one-way pagers for Angellcom and the Halo device for Planet Halo. During the 1990s, Mr. Angell was also involved in the land mobile radio business as a license holder and manager of 220MHz radio systems throughout the United States and Mexico.

(1) The business address of each of our directors is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89103

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

· the director is, or at any time during the past three years was, an employee of the company;

· the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

Table of Contents	28

· a family member of the director is, or at any time during the past three years was, an executive officer of the company;

· the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

· the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We currently do not have a code of ethics that applies to our officers, employees and director.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2013, the Board held no in-person meetings.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Marc Angell is our sole executive officer, serving as our Chief Executive Officer and Secretary, as well as our principal accounting and financial officer. Further information pertaining Mr. Angell’s business background and experience is contained in the section above marked DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Table of Contents	29

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended May 31, 2013, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

Table of Contents	30

ITEM 11.   EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2013 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. Except as noted in footnote (2) below, we did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended May 31, 2013, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Marc Angell	2013	$—	$—	$—	$—
Chief Executive Officer	2012	$—	$—	$—	$—
Secretary

Li Wang (1)	2013	$—	$—	$—	$—
former President	2012	$—	$—	$—	$—
and Chairman

Pin Nie	2013	$—	$—	$—	$—
former Chief Executive	2012	$—	$—	$—	$—
Officer and Director

Binquan Zhang	2013	$—	$—	$—	$—
former Chief Financial Officer	2012	$—	$—	$—	$—

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2013.

Table of Contents	31

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of August 27, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89103. As of August 27, 2013, we had 58,510,000 shares of common stock outstanding and 0 shares of preferred stock outstanding. While each of our shares of common stock holds one vote. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	0	29,112,422	29,112,422	49.76%
Marc Angell(2)	0	29,112,422	29,112,422	49.76%
George Cooper(3)	10,000,000	0	10,000,000	17.09%
Ed Wen(4)	5,000,000	0	5,000,000	8.55%
Highway 74 LP(5)	4,000,000	0	4,000,000	6.84%
All directors/director nominees and executive officers as a group (1 person)	29,112,422	10,000,000	29,112,422	49.76%

____________________

*	Indicates less than one percent.
(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 10,000,000 shares of common stock she granted to the Angell Family Trust, and 19,112,422 shares of common stock granted by her husband, Marc Angell, to the Angell Family Trust.
(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 19,112,422 shares of common stock he granted to the Angell Family Trust, and 10,000,000 of common stock his wife, Jacquie Angell, granted to the Angell Family Trust.
(3)	Shareholder. Includes 10,000,000 shares of common stock held directly. The Company has the right to purchase 900,000 shares of Mr. Cooper’s common stock for $90 if Mr. Cooper doesn’t perform in accordance with that certain Stock Purchase Agreement which requires him to contribute $1-million in capital for the Company. The Company holds the stock in escrow until Mr. Cooper performs in accordance with the Stock Purchase Agreement.
(4)	Shareholder. Includes 5,000,000 shares of common stock held directly.
(5)	Shareholder. Includes 4,000,000 shares of common stock held directly, and Mr. Chris Tagawa is the manager.

Table of Contents	32

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under Section 607.0850 of the 2012 Florida Statutes (hereafter, the “Statutes”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Florida law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

We intend to enter into indemnification agreements with certain of our current directors and officers. The indemnification agreement will indemnify the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we will be entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

The Bylaws of the Company provide for indemnification of Covered Persons substantially identical in scope to that permitted under the Florida Law. Such Bylaws provide that the expenses of directors and officers of the Company incurred in defending any action, suit or proceeding, whether civil, criminal, administrative or investigative, must be paid by the Company as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of such director or officer to repay all amounts so advanced if it is ultimately determined by a court of competent jurisdiction that the director or officer is not entitled to be indemnified by the Company.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Table of Contents	33

Change of Control

On February 26, 2013, Marc Angell purchased a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders. Mr. Angell purchased 19,112,422 shares of Common Stock from Li Wang for $100,000

On May 31, 2013, the closing date of the Merger Agreement, the Registrant consummated the transactions contemplated by the Merger Agreement pursuant to which, each shareholder of MYL Nevada received ten (10) shares of the Company’s common stock for every share (1) of MYL Nevada held as of May 31, 2013. In accordance with the terms of the merger agreement, all of the shares of MYL Nevada held by MYL Nevada shareholders were cancelled and 100 shares of MYL Nevada were issued to the Company. As a result of the Merger Agreement an aggregate of 34,860,000 shares of common stock of the Company were issued to the MYL Nevada shareholders. The shares issued to MYL Nevada shareholders represent 59.58% of the Company’s issued and outstanding common stock on a fully diluted basis. Subsequent to the Merger Agreement, Marc Angell, our CEO, continues to be the largest shareholder of the Company, but no longer has beneficial voting control over a majority of our outstanding shares.

Other than the transactions and agreements disclosed in this Report, the Registrant knows of no arrangements which may result in a change of control of the Registrant.

No officer, director, promoter or affiliate of the Registrant has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Registrant through security holdings, contracts, options or otherwise.

Table of Contents	34

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

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

On December 31, 2008, our Former President converted a note payable in the amount of $100,000 and accrued interest of $499 into 1,667 common shares at a purchase price of $60.29 per common share. The shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

Table of Contents	35

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, Morrill& Associates, LLC, and the previous independent registered accounting firm Liggett, Vogt & Webb, P.A. for the last two fiscal years:

	2013	2012
Audit Fees	$11,900	$10,150
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$11,900	$10,150

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

Table of Contents	36

PART IV

ITEM 15.   EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Merger Agreement by and between Zhong Sen International Tea Company, Music of Your Life, Inc., Music of Your Life Merger Sub, Inc. dated May 31, 2013 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 5, 2013).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to Registrant’s Definitive Information Statement on Schedule 14C filed on June 19, 2013).
14.1	Code of Ethics for the Registrant
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marc Angell.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Marc Angell.

Table of Contents	37

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: September 13, 2013	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 13, 2013
Marc Angell

//s/ Marc Angell	Director	September 13, 2013
Marc Angell

Table of Contents	38