Form 10-Q
period 2013-08-31
MUSIC OF YOUR LIFE INC
filed 2013-10-21
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 1, 2013, there were 59,990,000 shares of $0.001 par value common stock, issued and outstanding.

Table of Contents	2

Table of Contents	3

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Balance Sheets

ASSETS
	August 31,	May 31,
	2013	2013
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$34,701	$26,511
Loans receivable - related party	174,950	174,950

Total Current Assets	209,651	201,461

OTHER ASSETS

Music inventory	848	794
Trademark	3,400	2,850

Total Other Assets	4,248	3,644

TOTAL ASSETS	$213,899	$205,105

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$41,456	$29,194
Notes payable - related parties	218,066	213,066

Total Current Liabilities	259,522	242,260

TOTAL LIABILITIES	259,522	242,260

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 58,790,000 and 58,510,000 shares issued
and outstanding, respectively	58,790	58,510
Additional paid-in-capital	107,829	38,109
Accumulated deficit	(212,242)	(133,774)

Total Stockholders' Deficit	(45,623)	(37,155)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$213,899	$205,105

The accompanying notes are an integral part of these financial statements

Table of Contents	4

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Statement of Operations
(Unaudited)

For the
Three Months Ended
August 31, 2013

NET REVENUES	$208

OPERATING EXPENSES

Salaries and Consulting fees	33,500
Professional fees	7,425
Selling, general and administrative	18,951

Total Operating Expenses	59,876

LOSS FROM OPERATIONS	(59,668)

OTHER INCOME (EXPENSES)

Interest expense	(18,800)

Total Other Income (Expenses)	(18,800)

LOSS BEFORE INCOME TAXES	(78,468)

INCOME TAX EXPENSE	—

NET LOSS	$(78,468)

BASIC AND DILUTED:
Net loss per common share	$(0.00)

Weighted average shares outstanding	58,653,043

The accompanying notes are an integral part of these financial statements

Table of Contents	5

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Statement of Cash Flows
(Unaudited)

For the
Three Months Ended
August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(78,468)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Inventory	(54)
Other assets	(550)
Accounts payable	12,262

Net Cash Used by Operating Activities	(66,810)

CASH FLOWS FROM INVESTING ACTIVITIES:	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Procees from sale of common stock	70,000
Proceeds from notes payable - related parties	5,000

Net Cash Provided by Financing Activities	75,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$8,190

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,701

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—
Income taxes	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	6

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

August 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2013 are not necessarily indicative of results that may be expected for the year ending May 31, 2014.

Organization

Music of Your Life, Inc. (hereafter, “we”, ”our”, ”us”, “MYL”, or the ”Company”) was incorporated on January 30, 2008, in the State of Florida, as Zhong Sen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully. On May 31, 2013, the Company entered into a merger agreement (the “Merger”) with Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”). As a result of the Merger, MYL Nevada is a wholly-owned subsidiary of the Company, and the Company is now operating a multi-media entertainment company, producing live concerts, television shows and radio programming. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

NOTE 2 - STOCKHOLDERS' EQUITY

On July 15, 2013, the Company issued 280,000 shares of common stock for cash in the amount of $70,000.

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended August 31, 2013 the Company has a net loss of $78,468, and an accumulated deficit of $212,242 as of August 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – SUBSEQUENT EVENTS

On September 4, 2013, the Company issued a total of 1,200,000 shares of common stock to consultants of the Company.

The Company has evaluated subsequent events for the period of August 31, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

BUSINESS OVERVIEW

Music of Your Life is a multi-media entertainment company that currently produces live radio programming 24 hours a day, syndicated to AM, FM, and HD radio stations around the country.  The network is also heard streaming across the Internet using the registered trademark, iRadio.  Music of Your Life has been broadcasting since 1978, making it the longest running syndicated music radio network in the world.  The Company has also licensed its trademark, “Music of Your Life” to Time Life/StarVista, for music compilations, and to the Public Broadcasting System (“PBS”) for a television special.  Our principal sources of revenue are from selling advertising on the radio network. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2013.

Revenues. The Company generated net revenues of $208 during the three months ended August 31, 2013. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the three months ended August 31, 2013 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the three months ended August 31, 2013 were $33,500. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the three months ended August 31, 2013 were 7,425. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18,951 for the three months ended August 31, 2013. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Table of Contents	8

Other Income (Expense). The Company had net other expense of $18,800 for the three months ended August 31, 2013. Other expenses incurred were comprised of interest expenses related to notes payable.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013, our primary source of liquidity consisted of $34,701 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at August 31, 2013 of $212,242 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2013 of $78,468. As a result of the merger with MYL Nevada in May 2013, we have experienced an increase in revenues and operational activity. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Table of Contents	9

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the three months ended August 31, 2013.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2013, during the assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, our management identified material weaknesses related to the lack of requisite U.S. GAAP expertise of our CFO. Additionally, we do not have an independent audit committee. This lack of expertise to prepare, evaluate and review our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, and we appoint qualified independent directors to the Board of Directors and audit committee, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Table of Contents	10

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

ZHONG SEN INTERNATIONAL TEA COMPANY

Date: October 21, 2013	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Table of Contents	11