Form 10-Q
period 2013-11-30
MUSIC OF YOUR LIFE INC
filed 2014-01-14
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒
Table of Contents	1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 2, 2014, there were 60,010,000 shares of $0.001 par value common stock, issued and outstanding.

Table of Contents	2

Table of Contents	3

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Balance Sheets

ASSETS
	November 30,	May 31,
	2013	2013
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$2,761	$26,511
Loans receivable - related party	174,950	174,950

Total Current Assets	177,711	201,461

OTHER ASSETS

Prepaid assets	15,000	—
Music inventory	971	794
Trademark	3,400	2,850

Total Other Assets	19,371	3,644

TOTAL ASSETS	$197,082	$205,105

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$63,897	$29,194
Notes payable	12,500	—
Notes payable - related parties	218,066	213,066

Total Current Liabilities	294,463	242,260

TOTAL LIABILITIES	294,463	242,260

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 60,010,000 and 58,510,000 shares issued
and outstanding, respectively	60,010	58,510
Additional paid-in-capital	412,409	38,109
Accumulated deficit	(569,800)	(133,774)

Total Stockholders' Deficit	(97,381)	(37,155)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$197,082	$205,105

The accompanying notes are an integral part of these financial statements

Table of Contents	4

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Statement of Operations
(Unaudited)

		From Inception on		From Inception on
	For the Three	October 10, 2012	For the Six	October 10, 2012
	Months Ended	through	Months Ended	through
	November 30,	November 30,	November 30,	November 30,
	2013	2012	2013	2012

NET REVENUES	$100	$—	$308	$—

OPERATING EXPENSES

Salaries and Consulting fees	163,300	5,300	196,800	5,300
Professional fees	161,303	20,000	168,728	20,000
Selling, general and administrative	14,305	10,814	33,256	10,814

Total Operating Expenses	338,908	36,114	398,784	36,114

LOSS FROM OPERATIONS	(338,808)	(36,114)	(398,476)	(36,114)

OTHER INCOME (EXPENSES)

Interest expense	(18,750)	—	(37,550)	—

Total Other Income (Expenses)	(18,750)	—	(37,550)	—

LOSS BEFORE INCOME TAXES	(357,558)	(36,114)	(436,026)	(36,114)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(357,558)	$(36,114)	$(436,026)	$(36,114)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	59,941,429	26,340,028	59,293,716	26,340,028

The accompanying notes are an integral part of these financial statements

Table of Contents	5

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Statement of Cash Flows
(Unaudited)

		From Inception on
	For the Six	October 10, 2012
	Months Ended	through
	November 30,	November 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(436,026)	$(36,114)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	305,800	15,000
Changes in operating assets and liabilities:
Prepaid assets	(15,000)	—
Inventory	(177)	—
Other assets	(550)	—
Accounts payable	34,703	—

Net Cash Used by Operating Activities	(111,250)	(21,114)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Procees from sale of common stock	70,000	10,570
Proceeds from notes payable	12,500	—
Proceeds from notes payable - related parties	5,000	18,091

Net Cash Provided by Financing Activities	87,500	28,661

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(23,750)	$7,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,511	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,761	$7,547

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	6

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

November 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2013 are not necessarily indicative of results that may be expected for the year ending May 31, 2014.

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

During the quarter ended November 30, 2013, the Company issued 1,220,000 shares of common stock for services valued at $305,800.

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended November 30, 2013 the Company has a net loss of $436,026, and an accumulated deficit of $569,800 as of November 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of November 30, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

BUSINESS OVERVIEW

We are a multi-media entertainment company which that currently produces live radio programming 24 hours a day, syndicated to AM, FM and HD radio stations around the country. The network is also heard streaming across the Internet using the registered trademark, iRadio. Music of Your Life has been on the air since 1978, making it the longest running syndicated music radio network in the world. Our principal source of revenue comes from selling radio spots, or commercials on the network. Expenses which comprise the costs of goods sold include licensing agreements, and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated network. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2013.

Revenues. The Company generated net revenues of $100 during the three months ended November 30, 2013 compared to $-0- for the period of inception on October 10, 2012 through November 30, 2012. The Company generated net revenues of $308 during the six months ended November 30, 2013 compared to $-0- for the period of inception on October 10, 2012 through November 30, 2012. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the three and six months ended November 30, 2013 and 2012 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the three months ended November 30, 2013 were $163,300 compared to $5,300 for the period of inception on October 10, 2012 through November 30, 2012. Salaries and consulting expenses for the six months ended November 30, 2013 were $196,800 compared to $5,300 for the period of inception on October 10, 2012 through November 30, 2012. The increase is due to the issuance of 620,000 shares of stock for services rendered to the Company during the quarter ended November 30, 2013. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Table of Contents	8

Professional Fees. Professional fees for the three months ended November 30, 2013 were $161,303 compared to $20,000 for the period of inception on October 10, 2012 through November 30, 2012. Professional fees for the six months ended November 30, 2013 were $168,728 compared to $20,000 for the period of inception on October 10, 2012 through November 30, 2012. The increase is due to the issuance of 600,000 shares of stock for services rendered to the Company during the quarter ended November 30, 2013. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14,305 for the three months ended November 30, 2013 compared to $10,814 for the period of inception on October 10, 2012 through November 30, 2012. Selling, general and administrative expenses were $33,256 for the six months ended November 30, 2013 compared to $10,814 for the period of inception on October 10, 2012 through November 30, 2012. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $18,750 for the three months ended November 30, 2013 compared to $-0- for the period of inception on October 10, 2012 through November 30, 2012. The Company had net other expense of $37,550 for the six months ended November 30, 2013 compared to $-0- for the period of inception on October 10, 2012 through November 30, 2012. Other expenses incurred were comprised of interest expenses related to notes payable.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2013, our primary source of liquidity consisted of $2,761 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at November 30, 2013 of $569,800 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2013 of $436,026. As a result of the merger with MYL Nevada in May 2013, we have experienced an increase in revenues and operational activity. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Table of Contents	9

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the six months ended November 30, 2013.

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

Table of Contents	10

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information.

None.

Table of Contents	11

Item 6.    Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSIC OF YOUR LIFE, INC.

Date: January 14, 2014	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Table of Contents	12