Form 10-Q
period 2014-02-28
MUSIC OF YOUR LIFE INC
filed 2014-04-14
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 7, 2014, there were 60,282,000 shares of $0.001 par value common stock, issued and outstanding.

Table of Contents	2

Table of Contents	3

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Balance Sheets

ASSETS
	February 28,	May 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$8,275	$26,511
Loans receivable - related party	174,950	174,950

Total Current Assets	183,225	201,461

OTHER ASSETS

Prepaid assets	26,000	—
Music inventory	1,454	794
Trademark	3,400	2,850

Total Other Assets	30,854	3,644

TOTAL ASSETS	$214,079	$205,105

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$83,349	$29,194
Notes payable	12,500	—
Notes payable - related parties	218,066	213,066

Total Current Liabilities	313,915	242,260

TOTAL LIABILITIES	313,915	242,260

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 500,000,000 shares
authorized, 60,282,000 and 58,510,000 shares issued
and outstanding, respectively	60,282	58,510
Additional paid-in-capital	480,137	38,109
Accumulated deficit	(640,255)	(133,774)

Total Stockholders' Deficit	(99,836)	(37,155)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$214,079	$205,105

The accompanying notes are an integral part of these financial statements

Table of Contents	4

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Statement of Operations
(Unaudited)

				From Inception on
			For the Nine	October 10, 2012
	For the Three Months Ended		Months Ended	through
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013

NET REVENUES	$567	$449	$875	$449

OPERATING EXPENSES

Salaries and Consulting fees	29,462	23,000	226,262	28,300
Professional fees	2,903	15,000	171,630	35,000
Selling, general and administrative	19,908	3,633	53,164	14,447

Total Operating Expenses	52,273	41,633	451,056	77,747

LOSS FROM OPERATIONS	(51,706)	(41,184)	(450,181)	(77,298)

OTHER INCOME (EXPENSES)

Interest expense	(18,750)	—	(56,300)	—

Total Other Income (Expenses)	(18,750)	—	(56,300)	—

LOSS BEFORE INCOME TAXES	(70,456)	(41,184)	(506,481)	(77,298)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(70,456)	$(41,184)	$(506,481)	$(77,298)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	60,060,725	47,480,274	59,580,579	40,027,957

The accompanying notes are an integral part of these financial statements

Table of Contents	5

MUSIC OF YOUR LIFE, INC.
(formerly Zhong Sen International Tea Company)
Statement of Cash Flows
(Unaudited)

		From Inception on
	For the Nine	October 10, 2012
	Months Ended	through
	February 28,	February 28,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(506,481)	$(77,298)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	305,800	15,000
Changes in operating assets and liabilities:
Prepaid assets	(26,000)	—
Inventory	(660)	(574)
Other assets	(550)	(100)
Accounts payable	54,155	—

Net Cash Used by Operating Activities	(173,736)	(62,972)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments from loans receivable - related parties	—	(34,011)

Net Cash Used by Investing Activities	—	(34,011)

CASH FLOWS FROM FINANCING ACTIVITIES:

Procees from sale of common stock	138,000	60,570
Proceeds from notes payable	12,500	—
Proceeds from notes payable - related parties	5,000	38,066

Net Cash Provided by Financing Activities	155,500	98,636

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(18,236)	$1,653

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,511	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,275	$1,653

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	6

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

February 28, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2014 are not necessarily indicative of results that may be expected for the year ending May 31, 2014.

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

During the quarter ended February 28, 2014, the Company issued 272,000 shares of common stock for cash in the amount of $68,000.

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended February 28, 2014 the Company had a net loss of $506,481, and an accumulated deficit of $640,255 as of February 28, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of February 28, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 28, 2014.

Revenues. The Company generated net revenues of $567 during the three months ended February 28, 2014 compared to $449 for three months ended February 28, 2013. The Company generated net revenues of $875 during the nine months ended February 28, 2014 compared to $449 for the period of inception on October 10, 2012 through February 28, 2013. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the three and nine months ended February 28, 2014 and 2013 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the three months ended February 28, 2014 were $29,462 compared to $23,000 for the three months ended February 28, 2013. Salaries and consulting expenses for the nine months ended February 28, 2014 were $226,262 compared to $28,300 for the period of inception on October 10, 2012 through February 28, 2013. The increase is due to the issuance of 620,000 shares of stock for services rendered to the Company during the nine months ended February 28, 2014. These shares were valued at $155,800. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the three months ended February 28, 2014 were $2,903 compared to $15,000 for the three months ended February 28, 2013. Professional fees for the nine months ended February 28, 2014 were $171,630 compared to $35,000 for the period of inception on October 10, 2012 through February 28, 2013. The increase is due to the issuance of 600,000 shares of stock for services rendered to the Company during the quarter ended February 28, 2014. These shares were valued at $150,000. We anticipate that professional fees will increase in future periods as we scale up our operations.

Table of Contents	8

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19,908 for the three months ended February 28, 2014 compared to $3,633 for the three months ended February 28, 2013. Selling, general and administrative expenses were $53,164 for the nine months ended February 28, 2014 compared to $14,447 for the period of inception on October 10, 2012 through February 28, 2013. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $18,750 for the three months ended February 28, 2014 compared to $-0- for the three months ended February 28, 2013. The Company had net other expense of $56,300 for the nine months ended February 28, 2014 compared to $-0- for the period of inception on October 10, 2012 through February 28, 2013. Other expenses incurred were comprised of interest expenses related to notes payable.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2014, our primary source of liquidity consisted of $8,275 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at February 28, 2014 of $640,255 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2014 of $506,481. As a result of the merger with MYL Nevada in May 2013, we have experienced an increase in revenues and operational activity. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Table of Contents	9

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the nine months ended February 28, 2014.

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

Table of Contents	10

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2013, the Company issued 280,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $70,000.

On September 4, 2013, the Company issued an aggregate of 1,200,000 shares of its common stock to certain consulting personnel for services provided.

On November 11, 2013, the Company issued 20,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $5,000.

On January 31, 2013, the Company issued 160,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $20,000.

On February 28, 2014, the Company issued 112,000 shares of unregistered common stock to accredited investors in exchange for cash in the amount of $48,000.

With respect to the transactions noted above. Each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information.

None.

Table of Contents	11

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSIC OF YOUR LIFE

Date: April 14, 2014	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Table of Contents	12