Form 10-K
period 2014-05-31
MUSIC OF YOUR LIFE INC
filed 2014-09-15
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-54163

MUSIC OF YOUR LIFE, INC.

(Exact name of registrant as specified in its charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3225 McLeod Drive, Suite 100 Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

(800) 351-3021

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Music of Your Life, Inc. held by non-affiliates as of November 30, 2013 was $3,300,000.

As of September 10, 2014, there were 72,602,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

1

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.    BUSINESS.

Company History

Music of Your Life, Inc. (hereafter, “we”, ”our”, ”us”, “MYL”, or the ”Company”) was incorporated on January 30, 2008, in the State of Florida, as Zhong Sen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”), pursuant to which Music of Your Life, Inc. (MYL Nevada) merged with a wholly-owned subsidiary of the Company, and the Company began its current operations as a multi-media entertainment company, producing live concerts, television shows and radio programming. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

Operational Overview

Music of Your Life® is a multi-media entertainment company that currently produces live radio programming 24 hours a day, syndicated to several AM/FM/HD radio stations around the country, including 15 of the top 20 markets in the United States. The network is also heard streaming across the Internet using its Registered Trademark, iRadio®. Music of Your Life® has been on the air since 1978, making it the longest running syndicated music radio network in the world.

The Terrestrial and Internet Radio Broadcast Industry

Revenues in the radio broadcasting industry are primarily generated by: 1. spot sales (commercials); 2. digital sales for on-line streaming; and 3. subscription based sales. According to the Radio Advertising Bureau, spot revenue was down 1% in 2013 to $14.0 billion; digital revenue was up 16% to $889 compared to 2012. According to RIAA, subscription based revenue from Internet streaming rose from $462 million in 2012, to $628 million in 2013 for a staggering 57% increase.

While we expect the terrestrial radio spot sales to continue to decline in the coming years, we see streaming and digital revenue continue to make huge gains. This is due in part to the decrease in cost for mobile data, and the increase in technology improvements to the in-dash or vehicle radio, and mobile devices.

Our Business Strategy

Music of Your Life® has several projects underway:

•	The Company acquired the iRadio trademarks and intellectual property through a merger with its subsidiary on May 20, 2014. The business purpose of this transaction was to enable the Company to claim a stake in the growing Internet radio category. As the Company’s core business of providing syndicated programming to AM and FM radio stations across the country continues to decline, in both the number of radio stations using the service, and the
4

rates that can be charged for commercials, we decided to make a change in focus, to Internet streaming services. This will allow the Company to participate in the growing revenue in the digital ad landscape, and in the subscription based Internet streaming model.

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

•

A new Country Music of Your Life CD box set and Infomercial is currently being negotiated with Starvista/Time-Life. The Infomercials are expected to begin airing at the end of 2014, or early 2015, depending on market conditions.

•

Music of Your Life® entertainment cruises aboard the Celebrity Cruise Lines are now being planned for the 2015 cruise season. The first of these cruises is expected to be themed as a 1950’s style Sock-Hop cruise.

•	The Company is looking for new hardware partners for its iRadio® portable Internet radio, and in-dash car radios.

•	The Company is now in the early stages of development of the Music of Your Life television network by seeking rights to several concert style television shows for broadcast on the network. This will also include a Music of Your Life TV Special in 2017, commemorating the Company’s 40th anniversary of broadcasting.

Objectives

Music of Your Life’s main objective is to reach the consumer, with quality content, in the vehicle and on mobile devices with iRadio®. To do this, the Company will continue to build its syndicated radio network, primarily on the Internet, and by developing a compelling mobile platform featuring several channels of content.

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

One of the Company’s key marketing advantages comes from its theory that the listener appreciates an interactive experience to radio with disk jockeys, or show hosts. To that advantage, Music of Your Life has been the voice of many celebrities over the years hosting their own radio shows. This, “Stars Play the Stars” marketing approach has proven to be an advantage for the Company’s 45-up demographic that is less interested in an on-line jukebox, such as Pandora, and more interested in a traditional radio experience.

Competition

The entertainment industry is highly competitive, and we have limited financial and personnel resources with which to compete. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities. We believe a high degree of competition in this industry will continue for the foreseeable future.

We believe that we can distinguish the Company from our competition by providing high quality entertainment, and products, with competitive pricing, and compelling branding.

Employees

As of May 31, 2014, we currently have one full-time employee, Marc Angell our CEO. We currently have seven part-time and full-time independent contractors working with the management of the Company. Additionally, we are planning to hire other employees and contractors. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

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

Available Information

Music of Your Life, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-54163. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A.    RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Music of Your Life’s® corporate office is located at 3225 McLeod Drive, Suite 100, Las Vegas, NV 89121, telephone number, 800-351-3021. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “MYLI”. We had approximately 2,220 registered holders of our common stock as of May 31, 2014. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on July 8, 2014 was $0.161 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31:

	Price Range(1)
	High	Low
Fiscal May 31, 2014
Fourth quarter	$0.30	$0.10
Third quarter	$0.30	$0.11
Second quarter	$0.30	$0.11
First quarter	$0.0001	$0.0001

Fiscal May 31, 2013
Fourth quarter	$0.0001	$0.0001
Third quarter	$0.0001	$0.0001
Second quarter	$0.0001	$0.0001
First quarter	$0.0001	$0.0001

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

On May 31, 2013, the Company entered into a Merger Agreement between the Company and Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”). In accordance with the terms of the merger agreement, all of the shares of MYL Nevada held by MYL Nevada shareholders were cancelled and 100 shares of MYL Nevada were issued to the Company. An aggregate of 34,860,000 shares of common stock of the Company were issued to the MYL Nevada shareholders.

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

On December 3, 2013, the Company issued 40,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $10,000.

On December 24, 2013, the Company issued 160,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $20,000.

On December 27, 2013, the Company issued 40,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $10,000.

On January 15, 2014, the Company issued 32,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $8,000.

On January 31, 2014, the Company issued 40,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $10,000.

On February 27, 2014, the Company issued 40,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $10,000.

On March 19, 2014, the Company issued 200,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $10,000.

On April 16, 2014, the Company issued 40,000 shares of unregistered common stock to accredited investors in exchange for cash in the amount of $2,000.

On April 17, 2014, the Company issued 400,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $20,000.

On May 7, 2014, the Company issued 500,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $25,000.

On May 20, 2014, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and iRadio, Inc., a Utah corporation ("iRadio"), pursuant to the terms of the Merger Agreement, each shareholder of iRadio received one (1) share of common stock of the Company for every one (1) share of iRadio common stock held as of May 20, 2014. In accordance with the terms of the Merger Agreement, all of the shares of iRadio held by iRadio shareholders were cancelled, and an aggregate of 20,000,000 shares of common stock of the Company were issued to the iRadio shareholders.

On May 21, 2014, the Company issued 100,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $5,000.

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

Overview

We are a multi-media entertainment company which currently produces live radio programming 24 hours a day, syndicated to radio stations around the country. The network is also heard streaming across the Internet using the Registered Trademark, iRadio®. Music of Your Life® has been on the air since 1978, making it the longest running syndicated music radio network in the world. Our principal sources of revenues result from selling advertising on the Company’s terrestrial and Internet radio network. Expenses which comprise the costs of goods sold include licensing agreements, and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated network. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the year ended May 31, 2014 and the period from inception on October 10, 2012 through May 31, 2013.

Revenues. The Company generated net revenues of $1,740 during the year ended May 31, 2014 as compared to $9,547 for the year ended May 31, 2013. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2014 and 2013. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for year ended May 31, 2014 were $310,000 as compared to $51,006 for the year ended May 31, 2013. During the year ended May 31, 2014, we issued 620,000 shares of common stock to consultants during the period which resulted in $155,000 recorded as consulting expenses. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the year ended May 31, 2014 were $178,366 as compared to $48,971 for the year ended May 31, 2013. During the year ended May 31, 2014, we issued 600,000 shares of common stock to professionals during the period which resulted in $150,000 recorded as professional fees. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $100,767 for the year ended May 31, 2014 as compared to $24,594 for the year ended May 31, 2013. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $56,370 for the year ended May 31, 2014 as compared to $18,750 for the year ended May 31, 2013. Other expenses incurred were comprised of interest expenses related to notes payable.

Liquidity and Capital Resources

As of May 31, 2014, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2014 of $777,537 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2014 of $643,763. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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
14

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS
Page
Reports of Independent Registered Public Accounting Firms	17-18

Consolidated Balance Sheets	19

Consolidated Statements of Operations	20

Consolidated Statements of Stockholders’ Deficit	21

Consolidated Statements of Cash Flows	22

Notes to the Consolidated Financial Statements	23

16

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

September 12, 2013

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

515 SOUTH 400 EAST, SUITE 100

SALT LAKE CITY, UTAH 84111

_______________

PHONE (801) 328-2727 FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Music of Your Life, Inc.

Las Vegas, Utah

We have audited the accompanying consolidated balance sheets of Music of Your Life, Inc. as of May 31, 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended May 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Music of Your Life, Inc. as of May 31, 2014 and the consolidated results of their operations and cash flows for the year ended May 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

September 15, 2014

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	May 31,	May 31,
	2014	2013

CURRENT ASSETS

Cash and cash equivalents	$—	$26,511
Loans receivable - related party	115,950	174,950

Total Current Assets	115,950	201,461

OTHER ASSETS

Deposits	26,000	—
Music inventory	1,917	794
Trademark	3,565	2,850

Total Other Assets	31,482	3,644

TOTAL ASSETS	$147,432	$205,105

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$987	$—
Accounts payable and accrued expenses	87,314	29,194
Notes payable	15,000	—
Notes payable - related parties	220,139	213,066

Total Current Liabilities	323,440	242,260

TOTAL LIABILITIES	323,440	242,260

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 500,000,000 shares
authorized, 72,602,000 and 58,510,000 shares issued
and outstanding, respectively	72,602	58,510
Additional paid-in-capital	528,927	38,109
Accumulated deficit	(777,537)	(133,774)

Total Stockholders' Deficit	(176,008)	(37,155)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$147,432	$205,105

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statement of Operations

		From Inception
	For the	on October 10,
	Year Ended	2012 through
	May 31,	May 31,
	2014	2013

NET REVENUES	$1,740	$9,547

OPERATING EXPENSES

Salaries and Consulting fees	310,000	51,006
Professional fees	178,366	48,971
Selling, general and administrative	100,767	24,594

Total Operating Expenses	589,133	124,571

LOSS FROM OPERATIONS	(587,393)	(115,024)

OTHER INCOME (EXPENSES)

Interest expense	(56,370)	(18,750)

Total Other Income (Expenses)	(56,370)	(18,750)

LOSS BEFORE INCOME TAXES	(643,763)	(133,774)

INCOME TAX EXPENSE	—	—

NET LOSS	$(643,763)	$(133,774)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	60,167,348	45,880,262

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Stockholders' Deficit
For the Period of inception (October 10, 2012) through May 31, 2014

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Inception, October 10, 2012	—	$—	$—	$—	$—

Common shares issued to founders	7,011,263	7,011	(6,511)	—	500

Common shares issued for services	2,103,379	2,103	12,897	—	15,000

Common shares issued for cash	38,365,632	38,366	51,904	—	90,270

Cancellation of shares	(12,620,274)	(12,620)	12,530	—	(90)

Recapitalization of Music of Your Life,
Inc. through reverse merger with
Zhong Sen International Tea Company	23,650,000	23,650	(32,711)	—	(9,061)

Net loss for the year ended
May 31, 2013	—	—	—	(133,774)	(133,774)

Balance, May 31, 2013	58,510,000	$58,510	$38,109	$(133,774)	$(37,155)

Common shares issued for cash	1,872,000	1,872	198,128	—	200,000

Common shares issued for services	1,220,000	1,220	303,780	—	305,000

Cancellation of shares	(9,000,000)	(9,000)	8,910	—	(90)

Shares issued for merger with iRadio	20,000,000	20,000	(20,000)	—	—

Net loss for the year ended
May 31, 2014	—	—	—	(643,763)	(643,763)

Balance, May 31, 2014	72,602,000	$72,602	$528,927	$(777,537)	$(176,008)

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statement of Cash Flows

		From Inception
	For the	on October 10,
	Year Ended	2012 through
	May 31,	May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(643,763)	$(133,774)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	305,000	15,500
Effects of reorganization	—	(9,061)
Changes in operating assets and liabilities:
Prepaid assets	(26,000)	—
Inventory	(1,123)	(794)
Other assets	(715)	(2,850)
Accounts payable	117,120	29,194

Net Cash Used by Operating Activities	(249,481)	(101,785)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments from loans receivable - related parties	—	(174,950)

Net Cash Used by Investing Activities	—	(174,950)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	987	—
Proceeds from sale of common stock	200,000	90,270
Proceeds from notes payable	15,000	—
Proceeds from notes payable - related parties	6,983	212,976

Net Cash Provided by Financing Activities	222,970	303,246

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(26,511)	$26,511

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,511	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$26,511

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for services	$305,800	$15,500
Noncash reduction of loan receivable	$59,000	$—
Non-cash purchase of common stock for cancelation	$90	$90

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

May 31, 2014

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Music of Your Life, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January, 2008 to May, 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”), incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub, the Company was the surviving corporation. Each shareholder of MYL Nevada received ten (10) shares of common stock of the Company for every one (1) share of MYL Nevada held as of May 31, 2013. In accordance with the terms of the merger agreement, all of the shares of MYL Nevada held by MYL Nevada shareholders were cancelled and 100 shares of MYL Nevada were issued to the Company. 34,860,000 shares of common stock of the Company were issued to the MYL Nevada shareholders. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., and is now operating a multi-media entertainment company, producing live concerts, television shows and radio programming. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. A total of 20,000,000 shares were issued to the shareholders of iRadio. The Company was the surviving corporation. The only asset acquired was 2 trademarks. There were no liabilities. iRadio was an entity related to the Company by common ownership.

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

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

May 31, 2014

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Dilutive instruments have not been included and calculated for the year end computations as their effect is antidilutive.

	May 31, 2014	May 31, 2013
Net loss (numerator)	$(643,763)	$(133,774)
Weighted average shares outstanding (denominator)	60,167,348	45,880,262
Basic and fully diluted net loss per share amount	$(0.01)	$(0.00)

e. Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues. For the years ended May 31, 2014 and 2013 sales are recorded net of the allowance for returns and discounts of $-0-.

f. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2014 and 2013.

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

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

May 31, 2014

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At May 31, 2014, the Company had net operating loss carryforwards of approximately $777,537 which may be offset against future taxable income through 2034. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2014 and 2013:

	May 31, 2014	May 31, 2013
Deferred tax assets:
NOL Carryover NOL Carryover	$264,362	$45,483
Valuation allowance Valuation allowance	(264,362)	(45,483)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended May 31, 2014 and 2013 due to the following:

	May 31, 2014	May 31, 2013
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	218,879	45,483
Valuation allowance	(218,879)	(45,483)
	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

May 31, 2014

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended May 31, 2014
Beginning balance	$—
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions in benefit due to income tax expense	—
Ending balance	$—

At May 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of May 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

h. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2014.

i. Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated.

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

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

May 31, 2014

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

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

For the year ended May 31, 2013, the Company loaned $174,950 to a related individual in anticipation of the merger agreement described in Note 10. The loans are non-interest bearing and due on demand. As of May 31, 2014, the balance due on these loans was $115,950.

NOTE 5 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the year ended May 31, 2014, the Company purchased $1,123 worth of music inventory. The amount of music inventory held at May 31, 2014 was $1,917.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2014	May 31, 2013
Note payable to a company, non interest bearing, due on demand, unsecured	$15,000	$—
Total Notes Payable	15,000	—
Less: Current Portion	(15,000)	—
Long-Term Notes Payable	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

May 31, 2014

NOTE 7 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2014	May 31, 2013
Note payable to an individual, interest capped at $75,000, due on demand	$150,000	$150,000
Notes payable to individuals, non-interest bearing, due on demand, unsecured	68,066	63,066
Notes payable to companies, non-interest bearing, due on demand, unsecured	2,073	—
Total Notes Payable	220,139	63,066
Less: Current Portion	(220,139)	(63,066)
Long-Term Notes Payable	$—	$—

NOTE 8 - EQUITY TRANSACTIONS

During the year ended May 31, 2013, the Company issued 7,011,263 shares of common stock to the founders of the Company upon incorporation and was recorded as salaries and consulting expenses on the statement of operations in the amount of $500.

On October 11, 2012, the Company issued 2,103,379 shares of common stock for legal services rendered to the Company and was recorded as professional fees on the statement of operations in the amount of $15,000.

During the year ended May 31, 2013, the Company issued 38,365,632 shares of common stock for cash in the amount of $90,270.

During the year ended May 31, 2013, the Company commenced a private stock offering, whereby it authorized the issuance of 20 units with each “Unit” consisting of 40,000 shares of its common stock and 40,000 common stock purchase warrants for a total raise of $2,736,000. The common stock purchase warrants are exercisable at $1.00 per share and carrying a two-year exercise period. Nine units were issued and $90,000 in cash was received. For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated $76,391 of the gross proceeds to the 360,000 common shares and $13,609 to the 360,000 warrants, which together comprised the 6 Units, for total gross proceeds of $90,000. The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.

The fair value of warrants was established at the date of grant using the Black-Scholes valuation model with the following underlying assumptions:

1)                  Risk free interest rate: .78%

2)                  Dividend yield: 0%

3)                  Volatility: 100.00%

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

May 31, 2014

NOTE 8 - EQUITY TRANSACTIONS (Continued)

On May 31, 2013, the Company repurchased and cancelled 900,000 shares of its stock from one of the founders as part of the original stock purchase agreement.

On May 20, 2014, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and iRadio, Inc., a Utah corporation ("iRadio"), an entity under common control as defined by ASC 805-50-15-6, pursuant to the terms of the Merger Agreement, each shareholder of iRadio received one (1) share of common stock of the Company for every one (1) share of iRadio common stock held as of May 20, 2014. The purpose of the merger was to acquire certain trademarks related to the Company’s business. In accordance with the terms of the Merger Agreement, all of the shares of iRadio held by iRadio shareholders were cancelled, and an aggregate of 20,000,000 shares of common stock of the Company were issued to the iRadio shareholders. Since the assets were acquired with shares issued to an entity under common control, the assets have been recorded at a nominal historical cost because of the related party nature and there was no carryover basis in accordance with ASC Topic 805-50-05-5.

During the year ended May 31, 2014, the Company issued 1,240,000 shares of common stock for cash in the amount of $62,000.

During the year ended May 31, 2014, the Company issued 600,000 shares of common stock for accounting and legal services rendered to the Company and was recorded as professional fees on the statement of operations in the amount of $150,000.

During the year ended May 31, 2014, the Company issued 620,000 shares of common stock for consulting services rendered to the Company and was recorded as consulting fees on the statement of operations in the amount of $155,000.

During the year ended May 31, 2014, the Company issued 652,000 shares of its common stock and 652,000 common stock purchase warrants for a total raise of $143,000. The common stock purchase warrants are exercisable at $1.00 per share and carrying a two-year exercise period. For the purpose of determining the allocation of gross proceeds between the shares and warrants, in accordance with FASB ASC 815-40, the Company allocated $109,025 of the gross proceeds to the 652,000 common shares and $33,975 to the 652,000 warrants, for total gross proceeds of $143,000. The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.

The fair value of warrants was established at the date of grant using the Black-Scholes valuation model with the following underlying assumptions:

1)                  Risk free interest rate: .28% to .41%

2)                  Dividend yield: 0%

3)                  Volatility: 100.00% to 138.63%

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

May 31, 2014

NOTE8 - EQUITY TRANSACTIONS (Continued)

The following table summarizes the information about warrants as of May 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2012	—	$—
Granted	360,000	1.00
Exercised	—	—
Cancelled	—	—
Outstanding at May 31, 2013	360,000	$1.00
Granted	652,000	1.00
Exercised	—	—
Cancelled	—	—
Outstanding at May 31, 2014	1,012,000	$1.00

Warrants outstanding and exercisable as of May 31, 2014 are:

	Warrants Outstanding			Options Exercisable
	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

	$1.00	1,012,000	2.00	1,012,000	$1.00
Total		1,012,000		1,012,000

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at May 31, 2014 of $777,537 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the fiscal year ended May 31, 2015 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 11 - SUBSEQUENT EVENTS

On June 27, 2014 the Company issued a promissory note for $37,500. The note bears interest at 8% per annum and is convertible into common stock of the Company.

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

On April 8, 2014, the Company was informed by Morrill, that Morrill has combined its public audit practice with Pritchett Siler & Hardy, P.C., (“PSH”) effective March 10, 2014. As a result, Morrill effectively resigned as the Company's independent registered public accounting firm and PSH became the Company's independent registered public accounting firm. The engagement of PSH as the Company's independent registered public accounting firm was approved by the Board of Directors of the Company on April 8, 2014.

The principal accountant's reports of Morrill on the financial statements of the Company as of and for the year ended May 31, 2013 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. The principal accountant’s reports of Morrill on the financial statements of the Company for the year ended May 31, 2012 contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern.

During the period of engagement of Morrill, there were no disagreements with Morrill on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Morrill’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. Also, during the engagement period, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the two years ended May 31, 2014 and May 31, 2013, the Company did not consult with PSH with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

As of May 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2014, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

None.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2012)	56

Mr. Angell, age 56, has been the Chief Executive Officer of Music of Your Life, Inc., since November 2012. Mr. Angell acquired the well-known Music of Your Life trademark in 2008, and in 2009 formed Global Radio Network, Inc as its CEO to operate the syndicated radio network known as Music of Your Life. In November 2012, Angell formed Music of Your Life, Inc. as an entertainment company to capitalize on the growth and development of the Music of Your Life trademark and branding, including radio, TV, live concerts, and merchandising. Angell has entered into deals with Time-Life for music catalogs. Mr. Angell, was a director of Wireless Village, Inc., a telecommunications solution provider, and Concierge Technologies, Inc. from June, 2004 to January, 2008. In 2000, Mr. Angell became the founder and President of Planet Halo, a wireless telecommunications company, until he sold it in May, 2004 to the public company Concierge Technologies, Inc. (OTC:BB CNCG). In January 1990 Mr. Angell founded Angellcom, a supplier and distributor of one-way paging devices in the U.S. He remained its CEO until 1999. Mr. Angell conceptualized, designed and marketed both the one-way pagers for Angellcom and the Halo device for Planet Halo. During the 1990s, Mr. Angell was also involved in the land mobile radio business as a license holder and manager of 220MHz radio systems throughout the United States and Mexico.

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

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We do however have a code of ethics that applies to our officers, employees and director.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2014, the Board held no in-person meetings.

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

To our knowledge, during the fiscal year ended May 31, 2014, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2014 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. Except as noted in footnote (2) below, we did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended May 31, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	FiscalYear	Salary	Stock Awards	All Other Compensation	Total
Marc Angell	2014	$120,000	$—	$—	$—
Chief Executive Officer	2013	$45,000	$—	$—	$—
Secretary
Li Wang	2014	$—	$—	$—	$—
former President	2013	$—	$—	$—	$—
and Chairman
Pin Nie	2014	$—	$—	$—	$—
former Chief Executive	2013	$—	$—	$—	$—
Officer and Director
Binquan Zhang	2014	$—	$—	$—	$—
former Chief Financial Officer	2013	$—	$—	$—	$—

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of July 9, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89103. As of July 8, 2014, we had 73,770,000 shares of common stock outstanding and 0 shares of preferred stock outstanding. While each of our shares of common stock holds one vote. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	0	39,112,422	39,112,422	53.02%
Marc Angell(2)	0	39,112,422	39,112,422	53.02%
Ed Wen(3)	5,000,000	0	5,000,000	6.78%
Highway 74 LP(4)	4,000,000	0	4,000,000	5.42%
All directors/director nominees and executive officers as a group (1 person)	0	39,112,422	39,112,422	53.02%

____________________

*	Indicates less than one percent.
(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 20,000,000 shares of common stock she granted to the Angell Family Trust, and 19,112,422 shares of common stock granted by her husband, Marc Angell, to the Angell Family Trust.
(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 19,112,422 shares of common stock he granted to the Angell Family Trust, and 20,000,000 of common stock his wife, Jacquie Angell, granted to the Angell Family Trust.
(3)	Shareholder. Includes 5,000,000 shares of common stock held directly.
(4)	Shareholder. Includes 4,000,000 shares of common stock held directly, and Mr. Chris Tagawa is the manager.

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

On May 20, 2014 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and iRadio, Inc., a Utah corporation ("iRadio"), pursuant to which the Company merged with iRadio. The Company is the surviving corporation. Each shareholder of iRadio will receive one (1) share of common stock of the Company for every one (1) share of iRadio common stock held as of May 20, 2014. In accordance with the terms of the merger agreement, all of the shares of iRadio held by iRadio shareholders were cancelled, and 20,000,000 shares of common stock of the Company will be issued to the iRadio shareholders. A majority of these shares, 10 million shares of common stock of the Company were issued to Jacquie Angell, an affiliate of the Company. This is considered a related party transaction. The iRadio merger included two Registered Trademarks: (1) USPTO Reg. No. 4296661, Class 09 – Digital media streaming devices, Internet radios, Mobile radios, Radio receivers, Radios, Vehicle radios, Wireless broadband radios; and (2) USPTO Reg. No. 4162576, Class 38 – Internet broadcasting services, Internet radio broadcasting services, namely, transmission of audio material via the Internet, Radio broadcasting, Streaming of audio material on the Internet. The business purpose of this transaction was to enable the Company to claim a stake in the growing Internet radio category. As the Company’s core business of providing syndicated programming to AM and FM radio stations across the country continues to decline, in both the number of radio stations using the service, and the rates that can be charged for commercials, we decided to make a change in focus, to Internet streaming services. This will allow the Company to participate in the growing revenue in the digital ad landscape, and in the subscription based Internet streaming model.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, Pritchett Siler & Hardy, P.C., and the previous independent registered accounting firm Morrill & Associates, LLC. for the last two fiscal years ending May 31:

	2014	2013
Audit Fees	$11,205	$11,900
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$11,205	$11,900

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

PART IV

ITEM 15.    EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Merger Agreement by and between Zhong Sen International Tea Company, Music of Your Life, Inc., Music of Your Life Merger Sub, Inc. dated May 31, 2013 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 5, 2013).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to Registrant’s Definitive Information Statement on Schedule 14C filed on June 19, 2013).
14.1	Code of Ethics for the Registrant
21.1	Subsidiaries of the Registrant
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marc Angell.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Marc Angell.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: September 15, 2014	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 15, 2014
Marc Angell

//s/ Marc Angell	Director	September 15, 2014
Marc Angell

