Form 10-Q
period 2014-08-31
MUSIC OF YOUR LIFE INC
filed 2014-10-15
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 9, 2014, there were 73,902,000 shares of $0.001 par value common stock, issued and outstanding.

Table of Contents	2

Table of Contents	3

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	August 31,	May 31,
	2014	2014
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$75,046	$—
Loans receivable - related party	115,950	115,950

Total Current Assets	190,996	115,950

OTHER ASSETS

Deposits	56,500	26,000
Music inventory	2,284	1,917
Trademark	3,565	3,565

Total Other Assets	62,349	31,482

TOTAL ASSETS	$253,345	$147,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$987
Accounts payable and accrued expenses	107,410	87,314
Notes payable	60,289	15,000
Notes payable - related parties	220,139	220,139
Derivative liability	65,509	—

Total Current Liabilities	453,347	323,440

TOTAL LIABILITIES	453,347	323,440

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 500,000,000 shares
authorized, 73,902,000 and 72,602,000 shares issued
and outstanding, respectively	73,902	72,602
Additional paid-in-capital	618,237	528,927
Accumulated deficit	(892,141)	(777,537)

Total Stockholders' Deficit	(200,002)	(176,008)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$253,345	$147,432

The accompanying notes are an integral part of these financial statements

Table of Contents	4

MUSIC OF YOUR LIFE, INC.
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2014	2013

NET REVENUES	$1,918	$208

OPERATING EXPENSES

Salaries and Consulting fees	36,500	33,500
Professional fees	8,381	7,425
Selling, general and administrative	18,265	18,951

Total Operating Expenses	63,146	59,876

LOSS FROM OPERATIONS	(61,228)	(59,668)

OTHER INCOME (EXPENSES)

Loss on change in fair value of derivative liability	(12,452)	—
Interest expense (including amortization of debt discount
of $13,833 and $-0-, respectively)	(40,924)	(18,800)

Total Other Income (Expenses)	(53,376)	(18,800)

LOSS BEFORE INCOME TAXES	(114,604)	(78,468)

INCOME TAX EXPENSE	—	—

NET LOSS	$(114,604)	$(78,468)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	73,145,478	58,653,043

The accompanying notes are an integral part of these financial statements

Table of Contents	5

MUSIC OF YOUR LIFE, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(114,604)	$(78,468)
Adjustments to reconcile net loss to net
cash used by operating activities:
Change in fair value of derivative liability	12,452	—
Amortization of debt discounts	13,833	—
Non-cash interest expenses	22,623	—
Changes in operating assets and liabilities:
Prepaid assets	(30,500)	—
Inventory	(367)	(54)
Other assets	—	(550)
Accounts payable	20,096	12,262

Net Cash Used by Operating Activities	(76,467)	(66,810)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(987)	—
Procees from sale of common stock	65,000	70,000
Proceeds from notes payable	87,500	—
Proceeds from notes payable - related parties	—	5,000

Net Cash Provided by Financing Activities	151,513	75,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	$75,046	$8,190

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	26,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,046	$34,701

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Initial derivative liability on convertible note payable	$30,434	$—
Beneficial conversion feature credited to additional paid in capital	$25,610	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	6

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

August 31, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2014 are not necessarily indicative of results that may be expected for the year ending May 31, 2015.

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

NOTE 2 – NOTES PAYABLE

On June 27, 2014, the Company issued a $37,500 Convertible Promissory Note which bears interest at a rate of 8% and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 58% of the lowest three trading prices for the common stock during the ten trading days immediately preceding the date of conversion. The Company identified embedded derivatives related to the Convertible Promissory Note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $53,057 of the embedded derivative.

On August 15, 2014, the Company issued a $50,000 Promissory Note with a stated interest amount of $15,000 due at maturity on October 14, 2014. The Company also agreed to issue 350,000 shares of common stock, valued at $52,500, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $25,610. This amount is being amortized over the life of the promissory note.

NOTE 3 - STOCKHOLDERS' EQUITY

During the quarter ended August 31, 2014, the Company issued 1,300,000 shares of common stock for cash in the amount of $65,000.

Table of Contents	7

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

August 31, 2014

(Unaudited)

NOTE 4 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended August 31, 2014 the Company has a net loss of $114,604, and an accumulated deficit of $892,141 as of August 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of August 31, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2014 and 2013.

Revenues. The Company generated net revenues of $1,918 during the three months ended August 31, 2014 compared to $208 during the three months ended August 31, 2013. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the three months ended August 31, 2014 and 2013 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the three months ended August 31, 2014 were $36,500 compared to $33,500 during the three months ended August 31, 2013. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the three months ended August 31, 2014 were $8,381 compared to $7,425 during the three months ended August 31, 2013. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2014 were $18,265 compared to $18,951 for the three months ended August 31, 2013. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Table of Contents	9

Other Income (Expense). The Company had net other expense of $53,376 for the three months ended August 31, 2014 compared to $18,800 for the three months ended August 31, 2013. Other expenses incurred were comprised of interest expenses related to notes payable. During the three months ended August 31, 2014, the Company recorded a loss on the change in fair value of derivative liability in the amount of $12,452 and the amortization of debt discount in the amount of $13,833.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2014, our primary source of liquidity consisted of $75,046 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at August 31, 2014 of $892,141 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2014 of $114,604. As a result of the merger with MYL Nevada in May 2013, we have experienced an increase in revenues and operational activity. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Table of Contents	10

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the three months ended August 31, 2014.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2014, during the assessment of the effectiveness of internal control over financial reporting as of May 31, 2014, our management identified material weaknesses related to the lack of requisite U.S. GAAP expertise of our CFO. Additionally, we do not have an independent audit committee. This lack of expertise to prepare, evaluate and review our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, and we appoint qualified independent directors to the Board of Directors and audit committee, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Table of Contents	11

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

MUSIC OF YOUR LIFE, INC.

Date: October 15, 2014	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Table of Contents	12