Form 10-Q
period 2014-11-30
MUSIC OF YOUR LIFE INC
filed 2015-01-12
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

Music of Your Life, Inc.
(Exact name of registrant as specified in its Charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

3225 McLeod Drive, Suite 100 Las Vegas, Nevada	89121
(Address of principal executive office)	(Zip Code)

 (800) 351-3021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 8, 2014, there were 77,327,000 shares of $0.001 par value common stock, issued and outstanding.

Table of Contents	2

Table of Contents	3

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	November 30,	May 31,
	2014	2014
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$17,196	$—
Loans receivable - related party	115,950	115,950

Total Current Assets	133,146	115,950

OTHER ASSETS

Deposits	90,000	26,000
Music inventory	3,356	1,917
Trademark	4,115	3,565

Total Other Assets	97,471	31,482

TOTAL ASSETS	$230,617	$147,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$987
Accounts payable and accrued expenses	146,463	87,314
Notes payable	89,144	15,000
Notes payable - related parties	220,139	220,139
Derivative liability	64,655	—

Total Current Liabilities	520,401	323,440

TOTAL LIABILITIES	520,401	323,440

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 500,000,000 shares
authorized, 74,202,000 and 72,602,000 shares issued
and outstanding, respectively	74,202	72,602
Additional paid-in-capital	647,937	528,927
Accumulated deficit	(1,011,923)	(777,537)

Total Stockholders' Deficit	(289,784)	(176,008)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$230,617	$147,432

The accompanying notes are an integral part of these financial statements

Table of Contents	4

MUSIC OF YOUR LIFE, INC.
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

NET REVENUES	$48	$100	$1,966	$308

OPERATING EXPENSES

Salaries and Consulting fees	35,500	163,300	72,000	196,800
Professional fees	17,677	161,303	26,058	168,728
Selling, general and administrative	26,838	14,305	45,103	33,256

Total Operating Expenses	80,015	338,908	143,161	398,784

LOSS FROM OPERATIONS	(79,967)	(338,808)	(141,195)	(398,476)

OTHER INCOME (EXPENSES)

Gain (Loss) on change in fair value of derivative liability	854	—	(11,598)	—
Interest expense (including amortization of debt discount
of $28,855, $-0-, $42,688 and $-0-, respectively)	(40,669)	(18,750)	(81,593)	(37,550)

Total Other Income (Expenses)	(39,815)	(18,750)	(93,191)	(37,550)

LOSS BEFORE INCOME TAXES	(119,782)	(357,558)	(234,386)	(436,026)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(119,782)	$(357,558)	$(234,386)	$(436,026)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	74,014,088	59,941,429	73,577,410	59,293,716

The accompanying notes are an integral part of these financial statements

Table of Contents	5

MUSIC OF YOUR LIFE, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(234,386)	$(436,026)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	305,800
Change in fair value of derivative liability	11,598	—
Amortization of debt discounts	42,688	—
Non-cash interest expenses	22,623	—
Changes in operating assets and liabilities:
Prepaid assets	(64,000)	(15,000)
Inventory	(1,439)	(177)
Trademark	(550)	(550)
Accounts payable	59,149	34,703

Net Cash Used by Operating Activities	(164,317)	(111,250)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(987)	—
Procees from sale of common stock	95,000	70,000
Proceeds from notes payable	87,500	12,500
Proceeds from notes payable - related parties	—	5,000

Net Cash Provided by Financing Activities	181,513	87,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	$17,196	$(23,750)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	26,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,196	$2,761

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Initial derivative liability on convertible note payable	$30,434	$—
Beneficial conversion feature credited to additional paid in capital	$25,610	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	6

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

November 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2014 are not necessarily indicative of results that may be expected for the year ending May 31, 2015.

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

NOTE 3 - STOCKHOLDERS' EQUITY

During the six months ended November 30, 2014, the Company issued 1,600,000 shares of common stock for cash in the amount of $95,000.

Table of Contents	7

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

November 30, 2014

(Unaudited)

NOTE 4 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended November 30, 2014 the Company has a net loss of $234,386, and an accumulated deficit of $1,011,923 as of November 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to November 30, 2014, the Company sold 3,125,000 shares of common stock for $50,000.

The Company has evaluated subsequent events for the period of November 30, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the six months ended November 30, 2014 and 2013.

Revenues. The Company generated net revenues of $48 during the three months ended November 30, 2014 compared to $100 during the three months ended November 30, 2013. During the six months ended November 30, 2014, the Company generated net revenues of $1,966 compared to $308 during the six months ended November 30, 2013. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the three and six months ended November 30, 2014 and 2013 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the three months ended November 30, 2014 were $35,500 compared to $163,300 during the three months ended November 30, 2013. Salaries and consulting expenses for the six months ended November 30, 2014 were $72,000 compared to $196,800 during the six months ended November 30, 2013. The decrease from the prior period is due to the issuance of 620,000 shares of stock for services rendered to the Company during the quarter ended November 30, 2013. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Table of Contents	9

Professional Fees. Professional fees for the three months ended November 30, 2014 were $17,677 compared to $161,303 during the three months ended November 30, 2013. Professional fees for the six months ended November 30, 2014 were $26,058 compared to $168,728 during the six months ended November 30, 2013. The decrease from the prior period is due to the issuance of 600,000 shares of stock for services rendered to the Company during the quarter ended November 30, 2013. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended November 30, 2014 were $26,838 compared to $14,305 for the three months ended November 30, 2013. Selling, general and administrative expenses for the six months ended November 30, 2014 were $45,103 compared to $33,256 for the six months ended November 30, 2013. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $39,815 for the three months ended November 30, 2014 compared to $18,750 for the three months ended November 30, 2013. The Company had net other expense of $93,191 for the six months ended November 30, 2014 compared to $37,550 for the six months ended November 30, 2013. Other expenses incurred were comprised of interest expenses related to notes payable. During the six months ended November 30, 2014, the Company also recorded a loss on the change in fair value of derivative liability in the amount of $11,598 and the amortization of debt discount in the amount of $42,689.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2014, our primary source of liquidity consisted of $17,196 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at November 30, 2014 of $1,011,923 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2014 of $234,386. As a result of the merger with MYL Nevada in May 2013, we have experienced an increase in revenues and operational activity. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Table of Contents	10

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the six months ended November 30, 2014.

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

Table of Contents	11

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

MUSIC OF YOUR LIFE, INC.

Date: January ___, 2015	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Table of Contents	13