Form 10-Q
period 2015-02-28
MUSIC OF YOUR LIFE INC
filed 2015-04-20
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 16, 2015, there were 82,946,559 shares of $0.001 par value common stock, issued and outstanding.

Table of Contents	2

Table of Contents	3

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	February 28,	May 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$13,977	$—
Loans receivable from related party	115,950	115,950

Total Current Assets	129,927	115,950

OTHER ASSETS

Deposits for acquisition of intangible assets	151,000	26,000
Music inventory	3,964	1,917
Trademark	4,115	3,565

Total Other Assets	159,079	31,482

TOTAL ASSETS	$289,006	$147,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$987
Accounts payable	10,718	10,014
Accrued interest payable on notes payable	127,500	75,000
Accrued consulting fees ($70,000 to related party at February 28, 2015)	71,800	2,300
Notes payable	80,000	15,000
Notes payable to related parties	154,761	220,139

Total Current Liabilities	444,779	323,440

TOTAL LIABILITIES	444,779	323,440

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 500,000,000 shares
authorized, 82,002,881 and 72,602,000 shares issued
and outstanding, respectively	82,003	72,602
Additional paid-in-capital	843,014	528,927
Accumulated deficit	(1,080,790)	(777,537)

Total Stockholders' Deficit	(155,773)	(176,008)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$289,006	$147,432

The accompanying notes are an integral part of these financial statements

Table of Contents	4

MUSIC OF YOUR LIFE, INC.
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

NET REVENUES	$—	$567	$1,966	$875

OPERATING EXPENSES

Salaries and Consulting fees	34,500	29,462	106,500	226,262
Professional fees	2,810	2,903	28,868	171,630
Selling, general and administrative	34,138	19,908	79,241	53,164

Total Operating Expenses	71,448	52,273	214,609	451,056

LOSS FROM OPERATIONS	(71,448)	(51,706)	(212,643)	(450,181)

OTHER INCOME (EXPENSES)

Gain on change in fair value of derivative liability	64,655	—	53,057	—
Interest expense (including amortization of debt discount
of $13,356, $-0-, $56,044 and $-0-, respectively)	(62,074)	(18,750)	(143,667)	(56,300)

Total Other Income (Expenses)	2,581	(18,750)	(90,610)	(56,300)

LOSS BEFORE INCOME TAXES	(68,867)	(70,456)	(303,253)	(506,481)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(68,867)	$(70,456)	$(303,253)	$(506,481)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	76,117,388	60,060,725	75,115,865	59,580,579

The accompanying notes are an integral part of these financial statements

Table of Contents	5

MUSIC OF YOUR LIFE, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(303,253)	$(506,481)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	305,800
Change in fair value of derivative liability	(53,057)	—
Amortization of debt discounts	56,044	—
Non-cash interest expenses	22,623	—
Changes in operating assets and liabilities:
Inventory	(2,047)	(660)
Accounts payable	704	(2,095)
Accrued interest payable on notes payable	52,500	56,250
Accrued consulting fees	69,500	—

Net Cash Used by Operating Activities	(156,986)	(147,186)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposits for acquisition of intangible assets	(125,000)	(26,000)
Trademark	(550)	(550)

Net Cash Used by Investing Activities	(125,550)	(26,550)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(987)	—
Proceeds from sale of common stock	232,500	138,000
Proceeds from notes payable	102,500	12,500
Payments on notes payable	(37,500)	—
Proceeds from notes payable to related parties	—	5,000

Net Cash Provided by Financing Activities	296,513	155,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$13,977	$(18,236)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	26,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,977	$8,275

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Initial derivative liability on convertible note payable	$30,434	$—
Beneficial conversion feature credited to additional paid in capital	$25,610	$—
Conversion of debt into stock	$65,378	$—
The accompanying notes are an integral part of these financial statements

Table of Contents	6

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

February 28, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2015 are not necessarily indicative of results that may be expected for the year ending May 31, 2015.

Organization

Music of Your Life, Inc. (hereafter, “we”, ”our”, ”us”, “MYL”, or the ”Company”) was incorporated on January 30, 2008, in the State of Florida, as Zhong Sen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully. On May 31, 2013, the Company entered into a merger agreement (the “Merger”) with Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”). As a result of the Merger, MYL Nevada is a wholly-owned subsidiary of the Company, and the Company is now operating a multi-media entertainment company, producing television shows and radio programming. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

NOTE 2–NOTES PAYABLE

Notes payable consist of the following:
	February 28,	May 31,
	2014	2013
Notes payable due corporation, dated May 12, 2014 ($15,000) and January 16, 2015 ($15,000), interest at 0%, due November 18, 2014 (now in default) and due on demand, respectively	$30,000	$15,000
Note payable due individual dated August 15, 2014, interest of $15,000 and principal due October 15, 2014 (now in default)	50,000	—
Total	$80,000	$15,000

On June 27, 2014, the Company issued a $37,500 Convertible Promissory Note which bore interest at a rate of 8% and was convertible into the Company’s common stock at the holder’s option, at the conversion rate of 58% of the average of the lowest three trading prices for the common stock during the ten trading days immediately preceding the date of conversion. The Company identified embedded derivatives related to the Convertible Promissory Note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $53,057 for the embedded derivative. During the quarter ended February 28, 2015, the Company paid the note in full.

Table of Contents	7

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

February 28, 2015

(Unaudited)

On August 15, 2014, the Company issued a $50,000 Promissory Note with a stated interest amount of $15,000 due at maturity on October 14, 2014. The Company also agreed to issue 350,000 shares of common stock, valued at $52,500, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $25,610. This amount was amortized over the life of the promissory note.

NOTE 3 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	February 28,	May 31,
	2014	2013
Note payable to significant stockholder dated February 21, 2013, interest of $37,500 and principal due September 1, 2013 (now in default), with additional interest of $37,500 every six months after September 1, 2013	$150,000	$150,000
Notes payable to two significant stockholders, interest at 0%, converted into a total of 450,881 shares of Company common stock on January 19,2015	—	65,378
Notes payable to Company law firm dated April 24, 2014, interest at 0%, due October 21, 2014 (now in default)	2,072	2,072
Notes payable to wife of Company chief executive officer, interest at 0%, due on demand	2,689	2,689
Other	—	1,800
Total	$154,761	$220,139

NOTE 4 - STOCKHOLDERS' EQUITY

During the nine months ended February 28, 2015, the Company issued a total of 8,600,000 shares of common stock for cash in the total amount of $232,500.

Effective August 15, 2014, the Company issued 350,000 shares of common stock to a lender in connection with the issuance of a $50,000 Promissory Note (see Note 2).

Effective January 19, 2015, the Company issued a total of 450,881 shares of common stock to two related parties for the conversion of debt in the total amount of $65,378.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2015 and during the year ended February 28, 2014, the Company paid $125,000 and $26,000, respectively, to the wife of the chief executive officer as deposits for certain trademarks and other intellectual property to be assigned to the Company. Under the agreement, if the Company fails to pay to the wife of the chief executive officer $250,000 by December 31, 2015, the Company will forfeit all rights, title and interest in the trademarks and intellectual property unless extended by the wife of the chief executive officer.

Table of Contents	8

MUSIC OF YOUR LIFE, INC.

Notes to the Financial Statements

February 28, 2015

(Unaudited)

For the nine months ended February 28, 2015 and 2014, the Company accrued consulting fees of $90,000 and $90,000, respectively, pursuant to its General Services Agreement dated November 5, 2012 with its chief executive officer (see Note 6).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On November 5, 2012, the Company executed a General Services Agreement with the Company’s chief executive officer. The agreement provides for the monthly compensation of $10,000 and remains in full force and effect until either party provides 30 days notice of termination to the other party.

On November 15, 2012 and June 3, 2013, the Company executed General Services Agreements with two other service providers. The agreements provide for monthly compensation of $1,000 and $500, respectively, and remain in full force and effect until either party provides 90 days and 30 days, respectively, notice of termination to the other party.

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended February 28, 2015 the Company had a net loss of $303,253, and an accumulated deficit of $1,080,790 as of February 28, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish its business model. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 – SUBSEQUENT EVENTS

On March 9, 2015, the Company issued 500,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $20,000.

On March 20, 2015, the Company issued 300,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $15,000.

Table of Contents	9

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

BUSINESS OVERVIEW

We are a multi-media entertainment company which that currently produces live radio programming 24 hours a day, syndicated to AM, FM and HD terrestrial radio stations around the country. The network is also heard streaming across the Internet using our registered trademark, iRadio®. Music of Your Life® has been on the air since 1978, making it the longest running syndicated music radio network in the world. Our principal source of revenue comes from selling radio spots, or commercials on the network, and licensing our trade names. Expenses which comprise the costs of goods sold include licensing agreements and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated network. General and administrative expenses are comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 28, 2015.

Revenues. The Company generated net revenues of $-0- during the three months ended February 28, 2015 compared to $567 for three months ended February 28, 2014. The Company generated net revenues of $1,966 during the nine months ended February 28, 2015 compared to $875 for the nine months ended February 28, 2014. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the three and nine months ended February 28, 2015 and 2014 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees for the three months ended February 28, 2015 were $34,500 compared to $29,462 for the three months ended February 28, 2014. Salaries and consulting fees for the nine months ended February 28, 2015 were $106,500 compared to $226,262 for the nine months ended February 28, 2014. The decrease from the prior period is due to the issuance of 620,000 shares of stock for services rendered to the Company during the nine months ended February 28, 2014. These shares were valued at $155,000. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Table of Contents	10

Professional Fees. Professional fees for the three months ended February 28, 2015 were $2,810 compared to $2,903 for the three months ended February 28, 2014. Professional fees for the nine months ended February 28, 2015 were $28,868 compared to $171,630 for the nine months ended February 28, 2014. The decrease from the prior period is due to the issuance of 600,000 shares of stock for services rendered to the Company during the nine months ended February 28, 2014. These shares were valued at $150,000. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34,138 for the three months ended February 28, 2015 compared to $19,908 for the three months ended February 28, 2014. Selling, general and administrative expenses were $79,241 for the nine months ended February 28, 2015 compared to $53,164 for the nine months ended February 28, 2014. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other income of $2,581 for the three months ended February 28, 2015 compared to net other expenses of $18,750 for the three months ended February 28, 2014. The Company had net other expenses of $90,610 for the nine months ended February 28, 2015 compared to $56,300 for the nine months ended February 28, 2014. Other expenses incurred were comprised of interest expenses related to notes payable. During the nine months ended February 28, 2015, the Company also recorded a gain on the change in fair value of derivative liability in the amount of $53,057 and the amortization of debt discount in the amount of $56,044.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2015, our primary source of liquidity consisted of $13,977 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at February 28, 2015 of $1,080,790 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2015 of $303,253. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Table of Contents	11

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the nine months ended February 28, 2015.

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

Table of Contents	12

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

Table of Contents	13

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

On May 20, 2014, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company and iRadio, Inc., a Utah corporation ("iRadio"). Pursuant to the terms of the Merger Agreement, each shareholder of iRadio received one (1) share of common stock of the Company for every one (1) share of iRadio common stock held as of May 20, 2014. In accordance with the terms of the Merger Agreement, all of the shares of iRadio held by iRadio shareholders were cancelled, and an aggregate of 20,000,000 shares of common stock of the Company were issued to the iRadio shareholders.

On May 21, 2014, the Company issued 100,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $5,000.

On June 2, 2014, the Company issued 200,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $10,000.

On June 12, 2014, the Company issued 200,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $10,000.

On June 20, 2014, the Company issued 200,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $10,000.

On August 15, 2014, the Company issued 350,000 shares of unregistered common stock to an accredited investor in consideration of the investor making a $50,000 loan to the Company.

On August 29, 2014, the Company issued 700,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $35,000.

On November 6, 2014, the Company issued 300,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $30,000.

On December 9, 2014, the Company issued 3,125,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $50,000.

On January 19, 2015, the Company issued 450,881 shares of unregistered common stock for the conversion of debt in the amount of $65,378.

On January 23, 2015, the Company issued an aggregate of 750,000 shares of unregistered common stock to certain accredited investors in exchange for cash in the aggregate amount of $37,500.

On February 5, 2015, the Company issued 3,125,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $50,000.

On March 9, 2015, the Company issued 500,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $20,000.

Table of Contents	14

On March 20, 2015, the Company issued 300,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $15,000.

With respect to the transactions noted above, each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Music of Your life, Inc.
3.2	Amended and Restated Bylaws of Music of Your Life, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Music of Your Life, Inc.

Date: April 20, 2015	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Table of Contents	16