Form 10-Q/A
period 2015-02-28
MUSIC OF YOUR LIFE INC
filed 2015-04-22
CIK 1434601

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, filed with the Securities and Exchange Commission on April 20, 2015 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q and to correct an error made to Item 6 in the “Index to Exhibits” table (Exhibit No. 3.1 and 3.2). Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Music of Your life, Inc. (1).
3.2	Amended and Restated Bylaws of Music of Your Life, Inc. (1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) File as an Exhibit to the Company’s Current Report on Form 10-Q on April 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Music of Your Life, Inc.

Date: April 21, 2015	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)