Form 10-K
period 2015-05-31
MUSIC OF YOUR LIFE INC
filed 2015-09-15
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2015
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:000-54163

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Music of Your Life, Inc. held by non-affiliates as of November 30, 2014 was $8,070,603.

As of September 3, 2015, there were 85,946,559 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

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

The company has recently co-produced a 60-minute television infomercial and CD box set with Time Life, called “Country Music of Your Life”. The infomercial, featuring entertainers, Crystal Gayle and Charlie Pride is currently broadcasting on television stations across the United States to promote sales of the 10-CD box set. This marks the second such endeavor between Music of Your Life and Time Life.

The Terrestrial and Internet Radio Broadcast Industry

Revenues in the radio broadcasting industry are primarily generated by: (1) spot sales (commercials); (2) digital sales for on-line streaming; and (3) subscription based sales. According to the Radio Advertising Bureau, spot revenue was down 3% in 2014 to $13.6 billion; digital revenue was up 9% to $973 million compared to 2013. According to RIAA, subscription based revenue from Internet streaming rose to $860 million in 2014, a 28% year-over-year increase.

While we expect to see a continual decline in terrestrial radio spot sales in the coming years, we see streaming and digital revenue continue to make huge gains. This is due in part to the decrease in cost for mobile data, and for the increase in technology improvements to the in-dash or Internet vehicle radio, and mobile devices.

Our Business Strategy

Music of Your Life® has several projects underway:

•	The Company acquired the iRadio trademarks and intellectual property through a merger with its subsidiary on May 20, 2014. The business purpose of this transaction was to enable the Company to claim a stake in the growing Internet radio category. As the Company’s core business of providing syndicated programming to AM and FM radio stations across the country continues to decline, in both the number of radio stations using the service, and the rates that can be charged for commercials, we decided to make a change in focus, to Internet streaming services. This will allow the Company to participate in the growing revenue in the digital ad landscape, and in the subscription based Internet streaming model.

•	The Company is now expanding its current single-channel network into a multi-channel, multi-genre offering, from Country to Rock, Pop, Jazz and more, all presented under the iRadio® brand.

•	A new interactive, format-adaptive player is in development to deliver the iRadio® channels to desktops, mobile devices and the new in-dash car radios. The updated iRadio® player will include a sponsor driven revenue model, as well as a commercial-free subscription based model.

•	Music of Your Life has partnered with Time Life for a new 10-CD box set called, “Country Music of Your Life”. The infomercial starring Crystal Gayle and Charlie Pride is now airing on nationwide television. The previous Time Life / Music of Your Life box set sold more than 1-million CD’s.

•	The Company is also negotiating additional licensing opportunities for its family of iRadio® and Music of Your Life® trademarks for both hardware and software products.

•	The Company is now in the early stages of development of the Music of Your Life television network by seeking rights to several concert style television shows for broadcast on the network. This will also include a Music of Your Life TV Special in 2017, commemorating the Company’s 40th anniversary of broadcasting.

Objectives

Music of Your Life’s main objective is to reach the consumer with quality content, in the vehicle and on mobile devices with its current Adult Standards format, as well as introducing new channels featuring a multitude of genres, including Country, Rock, Top-40, Jazz, etc. To do this, the Company is developing a new website, and mobile device app to compete in the subscription based interactive radio platform. To distinguish itself from other services, Music of Your Life will expand its list of celebrity on-air personalities to host much of this expanded programming.

Another Company key objective is to partner, merge, acquire and/or license the rights to third party companies with their own quality audio and video content, and brands, to enhance the Music of Your Life® and iRadio® initiatives. Some of these may be developed as wholly owned or through licensing agreements.

Market Advantage

Music of Your Life® can be heard on AM, FM, and HD radio stations across the U.S., including 5 of the top 10 markets using its iRadio® syndicated broadcasting network, and to more than 90 countries worldwide over the Internet. This well-established listener base gives the company a strong market advantage over the typical Internet radio service.

Another one of the Company’s key marketing advantages comes from its theory that the listener appreciates an interactive experience to radio with disk jockeys, or show hosts. To that advantage, Music of Your Life has been the voice of many celebrities over the years hosting their own radio shows. This, “Stars Play the Stars” marketing approach has proven to be an advantage for the Company’s 45-up demographic that is less interested in an on-line jukebox, such as Pandora, and more interested in a traditional, interactive radio experience.

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

Employees

As of May 31, 2015, we currently have one full-time employee, Marc Angell our CEO. We currently have seven part-time and full-time independent contractors working with the management of the Company. Additionally, we are planning to hire other employees and contractors. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “MYLI”. We had approximately 2,291 registered holders of our common stock as of May 31, 2015. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on September 4, 2015 was $0.025 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31:

	Price Range(1)
	High	Low
Fiscal May 31, 2015
Fourth quarter	$0.17	$0.061
Third quarter	$0.23	$0.035
Second quarter	$0.23	$0.06
First quarter	$0.23	$0.06

Fiscal May 31, 2014
Fourth quarter	$0.30	$0.10
Third quarter	$0.30	$0.11
Second quarter	$0.30	$0.11
First quarter	$0.0001	$0.0001

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

On August 18, 2015, the Company issued an aggregate of 2,000,000 shares of unregistered common stock to certain accredited investors in exchange for cash in the aggregate amount of $50,000.

On August 18, 2015, the Company issued 1,000,000 shares of its common stock to certain consulting personnel for services provided.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2015 and 2014.

Revenues. The Company generated net revenues of $4,983 during the year ended May 31, 2015 as compared to $1,740 for the year ended May 31, 2014. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2015 and 2014. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the year ended May 31, 2015 were $143,000 as compared to $310,000 for the year ended May 31, 2014. During the year ended May 31, 2014, we issued 620,000 shares of common stock to consultants during the period which resulted in $155,000 recorded as consulting expenses. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the year ended May 31, 2015 were $49,074 as compared to $178,366 for the year ended May 31, 2014. During the year ended May 31, 2014, we issued 600,000 shares of common stock to professionals during the period which resulted in $150,000 recorded as professional fees. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $106,005 for the year ended May 31, 2015 as compared to $100,767 for the year ended May 31, 2014. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $74,941 for the year ended May 31, 2015 as compared to $56,370 for the year ended May 31, 2014. Other expenses were comprised mainly of interest expenses related to notes payable. For the year ended May 31, 2015 the company incurred $105,376 in interest expense which was offset by a gain on the change in the fair value of derivative liability of $30,435. For the year ended May 31, 2014, the company incurred interest expense of $56,370.

Liquidity and Capital Resources

As of May 31, 2015, our primary source of liquidity consisted of $14,949 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2015 of $1,145,574 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2015 of $368,037. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our multi-media entertainment business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. Other than the agreement discussed below, there is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business, and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

On July 24, 2015, the Company entered into an Equity Purchase Agreement by and among the Company, and Kodiak Capital Group, LLC, a Delaware corporation ("Kodiak"), pursuant to which Kodiak has agreed to purchase up to one million dollars (1,000,000) of the Company's common stock to be sold at a seventy percent (70%) discount to market (the "Shares").  Furthermore, the Shares must be registered with the SEC in a current registration statement and Kodiak shall only be required to purchase up to 9.9% of the issued and outstanding shares of common stock of the Company.  The registration rights of Kodiak are outlined in the Registration Rights Agreement which details the obligations of the Company. In addition to the EP Agreement and the Registration Rights Agreement, the Company issued a Promissory Note (July 20, 2015 maturity date) to Kodiak with a $50,000 face value for services rendered in association with the EP Agreement.  Kodiak may convert this Promissory Note, into shares of common stock of the company on or after December 15, 2015.  The Conversion Shares are convertible at a fifty percent (50%) discount to the lowest thirty (30) day bid price as reported by Bloomberg, LP. The Company may repurchase the note for the face value on or before December 15, 2015 without penalty.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Music of Your Life, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Music of Your Life, Inc. as of May 31, 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended May 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

September 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Music of Your Life, Inc.

I have audited the accompanying consolidated balance sheet of Music of Your Life, Inc. (the “Company”) as of May 31, 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Music of Your Life, Inc. as of May 31, 2015 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

September 15, 2015

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	May 31,	May 31,
	2015	2014

CURRENT ASSETS

Cash and cash equivalents	$14,949	$—
Loans receivable from related party	15,950	115,950

Total Current Assets	30,899	115,950

OTHER ASSETS

Deposits for acquisition of intangible assets	184,000	26,000
Music inventory	4,145	1,917
Trademark	4,215	3,565

Total Other Assets	192,360	31,482

TOTAL ASSETS	$223,259	$147,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$987
Accounts payable	11,924	10,014
Accrued interest payable on notes payable	90,164	75,000
Accrued consulting fees	300	2,300
Notes payable	130,000	15,000
Notes payable to related parties	154,761	220,139

Total Current Liabilities	387,149	323,440

TOTAL LIABILITIES	387,149	323,440

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 500,000,000 shares
authorized, 83,446,559 and 72,602,000 shares issued
and outstanding, respectively	83,447	72,602
Additional paid-in-capital	898,237	528,927
Accumulated deficit	(1,145,574)	(777,537)

Total Stockholders' Deficit	(163,890)	(176,008)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$223,259	$147,432

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations

	For the Year Ended
	May 31,
	2015	2014

NET REVENUES	$4,983	$1,740

OPERATING EXPENSES

Salaries and Consulting fees	143,000	310,000
Professional fees	49,074	178,366
Selling, general and administrative	106,005	100,767

Total Operating Expenses	298,079	589,133

LOSS FROM OPERATIONS	(293,096)	(587,393)

OTHER INCOME (EXPENSES)

Gain on change in fair value of derivative liability	30,435	—
Interest expense (including amortization of debt discount
of $72,712 and $-0-, respectively)	(105,376)	(56,370)

Total Other Income (Expenses)	(74,941)	(56,370)

LOSS BEFORE INCOME TAXES	(368,037)	(643,763)

INCOME TAX EXPENSE	—	—

NET LOSS	$(368,037)	$(643,763)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	77,220,544	60,167,348

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Stockholders' Deficit
For the Period from June 1, 2013 to May 31, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, June 1, 2013	58,510,000	$58,510	$38,109	$(133,774)	$(37,155)

Common shares issued for cash	1,872,000	1,872	198,128	—	200,000

Common shares issued for services	1,220,000	1,220	303,780	—	305,000

Cancellation of shares	(9,000,000)	(9,000)	8,910	—	(90)

Shares issued for merger with iRadio	20,000,000	20,000	(20,000)	—	—

Net loss for the year ended
May 31, 2014	—	—	—	(643,763)	(643,763)

Balance, May 31, 2014	72,602,000	$72,602	$528,927	$(777,537)	$(176,008)

Common shares issued for cash	9,400,000	9,400	258,100	—	267,500

Common stock issued for conversion of debt	594,559	595	69,783	—	70,378

Common stock issued as part of $50,000 Promissory Note loan	350,000	350	25,260	—	25,610

Common stock to be issued as part of $25,000 Promissory Note loan	500,000	500	16,167	—	16,667

Net loss for the year ended
May 31, 2015	—	—	—	(368,037)	(368,037)

Balance, May 31, 2015	83,446,559	$83,447	$898,237	$(1,145,574)	$(163,890)

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(368,037)	$(643,763)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	305,000
Gain on change in fair value of derivative liability	(30,435)	—
Amortization of debt discounts	72,712	—
Changes in operating assets and liabilities:
Inventory	(2,228)	(1,123)
Other assets	—	(715)
Accounts payable	1,910	117,120
Accrued interest payable on notes payable	15,164	—
Accrued consulting fees	98,000	—

Net Cash Used by Operating Activities	(212,914)	(223,481)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposits for acquisition of intangible assets	(158,000)	(26,000)
Trademark	(650)	—

Net Cash Used by Investing Activities	(158,650)	(26,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(987)	987
Proceeds from sale of common stock	267,500	200,000
Proceeds from notes payable	152,500	15,000
Payments on notes payable	(32,500)	—
Proceeds from notes payable to related parties	—	6,983

Net Cash Provided by Financing Activities	386,513	222,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$14,949	$(26,511)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	26,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,949	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for services	$—	$305,800
Non-cash reduction of loan receivable	$100,000	$59,000
Non-cash purchase of common stock for cancelation	$—	$90
Initial derivative liability on convertible note payable	$30,435	$—
Common stock issued as part of Promissory Note loans recorded
as debt discounts and credited to additional paid in capital	$42,277	$—
Conversion of debt into stock	$70,378	$—

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2015

NOTE 1 - ORGANIZATION

Music of Your Life, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January, 2008 to May,2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”),incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub, the Company was the surviving corporation. Each shareholder of MYL Nevada received ten (10) shares of common stock of the Company for every one (1) share of MYL Nevada held as of May 31, 2013. In accordance with the terms of the merger agreement, all of the shares of MYL Nevada held by MYL Nevada shareholders were cancelled and 100 shares of MYL Nevada were issued to the Company. 34,860,000 shares of common stock of the Company were issued to the MYL Nevada shareholders. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., and is now operating a multi-media entertainment company, producing live concerts, television shows and radio programming. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. A total of 20,000,000 shares were issued to the shareholders of iRadio. The Company was the surviving corporation. iRadio was an entity related to the Company by common ownership.

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

d. Basic and Fully Diluted Net Loss per Share of Common Stock

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2015

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Dilutive instruments (such as convertible notes payable and common stock purchase warrants) have not been included and calculated for the year end computations as their effect is antidilutive.

	May 31, 2015	May 31, 2014
Net loss (numerator)	$(368,037)	$(643,763)
Weighted average shares outstanding (denominator)	77,220,544	60,167,348
Basic and fully diluted net loss per share amount	$(0.00)	$(0.01)

e. Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectability is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues.

f. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2015 and 2014.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2015

At May 31, 2015, the Company had net operating loss carryforwards of approximately $1,103,297 which may be offset against future taxable income through 2035. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2015 and 2014:

	May 31, 2015	May 31, 2014
Deferred tax assets:
NOL Carryover NOL Carryover	$375,121	$264,362
Valuation allowance Valuation allowance	(375,121)	(264,362)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income for the years ended May 31, 2015 and 2014 due to the following:

	May 31, 2015	May 31, 2014
Expected tax (benefit) at 34%	$(125,133)	$(218,879)
Non-taxable gain on change in fair value of derivative liability	(10,348)	—
Non-deductible amortization of debt discounts	24,722	—
Change in valuation allowance	110,759	218,879
Provision for income taxes	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended May 31, 2015
Beginning balance	$—
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions in benefit due to income tax expense	—
Ending balance	$—

At May 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2015

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of May 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

h. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2015.

i. Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated.

j. Advertising

Advertising costs, which are expensed as incurred, were $19,060 and $425 for the years ended May 31, 2015 and 2014, respectively.

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

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2015

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 10). As of May 31, 2015, the balance due on this loan was $15,950.

NOTE 5 - DEPOSITS FOR ACQUISITION OF INTANGIBLE ASSETS

During the years ended May 31, 2015 and 2014 the Company paid $158,000 and $26,000, respectively, to the wife of the chief executive officer as deposits for certain trademarks and other intellectual property to be assigned to the Company. Under the agreement, if the Company fails to pay a total of $250,000 by December 31, 2015, the Company will forfeit all rights, title and interest in the trademarks and intellectual property unless extended by her.

NOTE 6 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the year ended May 31, 2015, the Company purchased $2,228 worth of music inventory. The amount of music inventory held at May 31, 2015 was $4,145.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2015	May 31, 2014
Notes payable to a corporation, non interest bearing, due on demand, unsecured	$55,000	$15,000
Note payable to an individual, stated interest of $15,000, due on October 15, 2014, in default	50,000	—
Note payable to an individual, due on May 22, 2015, in default	25,000	—
Total Notes Payable	130,000	15,000
Less: Current Portion	(130,000)	(15,000)
Long-Term Notes Payable	$—	$—

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

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2015

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

On August 15, 2014, the Company issued a $50,000 Promissory Note with a stated interest amount of $15,000 due at maturity on October 14, 2014. The Company also agreed to issue 350,000 shares of common stock, valued at $52,500, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $25,610. This amount was amortized over the 60 days life of the promissory note.

On April 22, 2015, the Company issued a $25,000 Promissory Note, non-interest bearing (interest at 24% per annum after May 22, 2015), due at maturity on May 22, 2015. The Company also agreed to issue 500,000 shares of common stock, valued at $50,000 on April 22, 2015, as part of the note agreement (which is expected to occur in September 2015). The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $16,667. This amount was amortized over the 30 days life of the promissory note.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2015	May 31, 2014
Note payable to an individual significant stockholder, interest capped at $75,000, due on demand	$150,000	$150,000
Notes payable to two individual significant stockholders, interest at 0%, converted into a total of 450,881 shares of Company common stock on January 19, 2015	—	65,378
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	2,688	2,688
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	154,761	220,139
Less: Current Portion	(154,761)	(220,139)
Long-Term Notes Payable	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2015

NOTE 9 - EQUITY TRANSACTIONS

From July 15, 2013 to February 27, 2014, the Company issued 652,000 shares of its common stock and 652,000 common stock purchase warrants for a total raise of $143,000. The common stock purchase warrants are exercisable at $1.00 per share and carry a two-year exercise period.

On September 4, 2013, the Company issued 600,000 shares of common stock for accounting and legal services rendered to the Company and was recorded as professional fees on the statement of operations in the amount of $150,000.

On September 4, 2013 and November 11, 2013, the Company issued an aggregate of 620,000 shares of common stock for consulting services rendered to the Company and was recorded as consulting fees on the statement of operations in the amount of $155,000.

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

In the quarter ended May 31, 2014, the Company issued an aggregate of 1,240,000 shares of common stock for cash in the aggregate amount of $62,000.

During the year ended May 31, 2015, the Company issued an aggregate of 9,400,000 shares of common stock for cash in the aggregate amount of $267,500.

During the year ended May 31, 2015, the Company issued an aggregate of 594,559 shares of common stock for the conversion of notes payable and interest in the aggregate amount of $70,378.

On October 14, 2014, the Company issued 350,000 shares of common stock to an accredited investor in consideration of the investor making a $50,000 loan to the Company (see Note 7).

On April 22, 2015, the Company agreed to issue 500,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company (see Note 7).

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2015

The following table summarizes the information about warrants as of May 31, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2013	360,000	$1.00
Granted	652,000	1.00
Exercised	—	—
Cancelled	—	—
Outstanding at May 31, 2014	1,012,000	$1.00
Granted	—	—
Exercised	—	—
Cancelled	(360,000)	1.00
Outstanding at May 31, 2015	652,000	$1.00

Warrants outstanding and exercisable as of May 31, 2015 are:

Year Granted	Number of Shares	Exercise Price	Expiration Date

May 31, 2014	652,000	$1.00	July 15, 2015 to February 27, 2016
Totals	652,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On November 5, 2012, the Company executed a General Services Agreement with the Company’s chief executive officer. The agreement provides for monthly compensation of $10,000 and remains in full force and effect until either party provides 30 days notice of termination to the other party. Effective May 31, 2015, the chief executive officer agreed to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 in exchange for the Company’s agreement to waive collection of $100,000 of the remaining $115,950 loans receivable balance due from the chief executive officer at May 31, 2015 before this transaction (see Note 4). As of May 31, 2015, this agreement has been terminated.

On November 15, 2012 and June 3, 2013, the Company executed General Services Agreements with two other service providers. The agreements provide for monthly compensation of $1,000 and $500, respectively, and remain in full force and effect until either party provides 90 days and 30 days, respectively, notice of termination to the other party.

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at May 31, 2015 of $1,234,438 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2015

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2016 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 - SUBSEQUENT EVENTS

On August 18, 2015, the Company issued an aggregate of 2,000,000 shares of common stock to certain accredited investors in exchange for cash in the aggregate amount of $50,000.

On August 18, 2015, the Company issued 1,000,000 shares of its common stock to certain consulting personnel for services provided.

On July 24, 2015, the Company entered into an Equity Purchase Agreement by and among the Company, and Kodiak Capital Group, LLC, a Delaware corporation ("Kodiak"), pursuant to which Kodiak has agreed to purchase up to one million dollars (1,000,000) of the Company's common stock to be sold at a seventy percent (70%) discount to market (the "Shares").  Furthermore, the Shares must be registered with the SEC in a current registration statement and Kodiak shall only be required to purchase up to 9.9% of the issued and outstanding shares of common stock of the Company.  The registration rights of Kodiak are outlined in the Registration Rights Agreement which details the obligations of the Company. In addition to the EP Agreement and the Registration Rights Agreement, the Company issued a Promissory Note (July 20, 2015 maturity date) to Kodiak with a $50,000 face value for services rendered in association with the EP Agreement.  Kodiak may convert this Promissory Note, into shares of common stock of the company on or after December 15, 2015.  The Conversion Shares are convertible at a fifty percent (50%) discount to the lowest thirty (30) day bid price as reported by Bloomberg, LP. The Company may repurchase the note for the face value on or before December 15, 2015 without penalty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 17, 2013, we engaged Morrill & Associates, LLC (“Morrill”), independent registered accountants, as our independent accountant.

On April 8, 2014, the Company was informed by Morrill that Morrill had combined its public audit practice with Pritchett Siler & Hardy, P.C., (“PSH”) effective March 10, 2014. As a result, Morrill effectively resigned as the Company's independent registered public accounting firm and PSH became the Company's independent registered public accounting firm. The engagement of PSH as the Company's independent registered public accounting firm was approved by the Board of Directors of the Company on April 8, 2014.

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

As of May 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2015, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2015)	57

Mr. Angell, age 57, has been the Chief Executive Officer of Music of Your Life, Inc., since November 2012. Mr. Angell acquired the well-known Music of Your Life trademark in 2008, and in 2009 formed Global Radio Network, Inc as its CEO to operate the syndicated radio network known as Music of Your Life. In November 2012, Angell formed Music of Your Life, Inc. as an entertainment company to capitalize on the growth and development of the Music of Your Life trademark and branding, including radio, TV, live concerts, and merchandising. Angell has entered into deals with Time-Life for music catalogs. Mr. Angell, was a director of Wireless Village, Inc., a telecommunications solution provider, and Concierge Technologies, Inc. from June, 2004 to January, 2008. In 2000, Mr. Angell became the founder and President of Planet Halo, a wireless telecommunications company, until he sold it in May, 2004 to the public company Concierge Technologies, Inc. (OTC:BB CNCG). In January 1990 Mr. Angell founded Angellcom, a supplier and distributor of one-way paging devices in the U.S. He remained its CEO until 1999. Mr. Angell conceptualized, designed and marketed both the one-way pagers for Angellcom and the Halo device for Planet Halo. During the 1990’s, Mr. Angell was also involved in the land mobile radio business as a license holder and manager of 220MHz radio systems throughout the United States and Mexico.

(1) The business address of each of our directors is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89121

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2015, the Board held no in-person meetings.

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

Executive Officers

Marc Angell is our sole executive officer, serving as our Chief Executive Officer and Secretary, as well as our principal accounting and financial officer. Further information pertaining to Mr. Angell’s business background and experience is contained in the section above marked DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended May 31, 2015, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2015 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended May 31, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation (1)	Total

Marc Angell	2015	$—	$—	$—	$—
Chief Executive Officer	2014	$—	$—	$—	$—
Secretary

(1)	Accrued consulting fees were never paid and were eliminated per agreement . See Note 10 to the financial statements.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of July 9, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89121. As of September 3, 2015, there were 85,946,559 shares of common stock issued and outstanding, and 0 shares of preferred stock issued. Each of our shares of common stock holds one vote. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	0	39,112,422	39,112,422	45.51%
Marc Angell(2)	0	39,112,422	39,112,422	45.51%
Ed Wen(3)	5,000,000	0	5,000,000	5.82%
Highway 74 LP(4)	4,000,000	0	4,000,000	4.65%
All directors/director nominees and executive officers as a group (1 person)	0	39,112,422	39,112,422	45.51%

(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 20,000,000 shares of common stock she granted to the Angell Family Trust, and 19,112,422 shares of common stock granted by her husband, Marc Angell, to the Angell Family Trust.
(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 19,112,422 shares of common stock he granted to the Angell Family Trust, and 20,000,000 shares of common stock his wife, Jacquie Angell, granted to the Angell Family Trust.
(3)	Shareholder. Includes 5,000,000 shares of common stock held directly.
(4)	Shareholder. Includes 4,000,000 shares of common stock held directly, and Mr. Chris Tagawa is the manager.

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

Change of Control

On February 26, 2013, Marc Angell purchased a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders. Mr. Angell purchased 19,112,422 shares of Common Stock from Li Wang for $100,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our former independent registered accounting firm, Pritchett Siler & Hardy, P.C., and the previous independent registered accounting firm Morrill & Associates, LLC. for the last two fiscal years ending May 31:

	2015	2014
Audit Fees	$10,955	$11,205
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$10,955	$11,205

Additionally, we were billed $17,500 from our present independent registered accounting firm Michael T. Studer CPA P.C. for 2015 audit fees.

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Merger Agreement by and between Zhong Sen International Tea Company, Music of Your Life, Inc., Music of Your Life Merger Sub, Inc. dated May 31, 2013(incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 5, 2013).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to Registrant’s Definitive Information Statement on Schedule 14C filed on June 19, 2013).
14.1	Code of Ethics for the Registrant
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marc Angell.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Marc Angell.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: September 15, 2015	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 15, 2015
Marc Angell

//s/ Marc Angell	Director	September 15, 2015
Marc Angell

