Form 10-Q
period 2015-08-31
MUSIC OF YOUR LIFE INC
filed 2015-10-20
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 14, 2015, there were 91,946,559 shares of $0.001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	August 31,	May 31,
	2015	2015
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$53,016	$14,949
Loans receivable from related party	15,950	15,950

Total Current Assets	68,966	30,899

OTHER ASSETS

Deposits for acquisition of intangible assets	203,500	184,000
Music inventory	4,793	4,145
Trademark	4,215	4,215

Total Other Assets	212,508	192,360

TOTAL ASSETS	$281,474	$223,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,299	$11,924
Accrued interest payable on notes payable	95,732	90,164
Accrued consulting fees	500	300
Notes payable	189,089	130,000
Notes payable to related parties	154,761	154,761

Total Current Liabilities	448,381	387,149

TOTAL LIABILITIES	448,381	387,149

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 500,000,000 shares
authorized, 90,946,559 and 83,446,559 shares issued
and outstanding, respectively	90,947	83,447
Additional paid-in-capital	1,022,438	898,237
Accumulated deficit	(1,280,292)	(1,145,574)

Total Stockholders' Deficit	(166,907)	(163,890)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$281,474	$223,259

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2015	2014

NET REVENUES	$2,718	$1,918

OPERATING EXPENSES

Salaries and Consulting fees	39,500	36,500
Professional fees	14,282	8,381
Selling, general and administrative	42,796	18,265

Total Operating Expenses	96,578	63,146

LOSS FROM OPERATIONS	(93,860)	(61,228)

OTHER INCOME (EXPENSES)

Loss on change in fair value of derivative liability	—	(12,452)
Interest expense (including amortization of debt discount
of $35,290 and $13,833, respectively)	(40,858)	(40,924)

Total Other Income (Expenses)	(40,858)	(53,376)

LOSS BEFORE INCOME TAXES	(134,718)	(114,604)

INCOME TAX EXPENSE	—	—

NET LOSS	$(134,718)	$(114,604)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	85,701,994	73,145,478

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

		For the Three Months Ended
		August 31,
		2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss		$(134,718)	$(114,604)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services		33,000	—
Change in fair value of derivative liability		—	12,452
Amortization of debt discounts		35,290	13,833
Non-cash interest expenses			22,623
Changes in operating assets and liabilities:
Inventory		(648)	(367)
Accounts payable		(3,625)	20,096
Accrued interest payable on notes payable		5,568	—
Accrued consulting fees		200	—

Net Cash Used by Operating Activities		(64,933)	(45,967)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposits for acqusition of intangible assets		(19,500)	(30,500)

Net Cash Used by Investing Activities		(19,500)	(30,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft		—	(987)
Proceeds from sale of common stock		—	65,000
Proceeds from notes payable		185,000	87,500
Payments on notes payable		(62,500)	—

Net Cash Provided by Financing Activities		122,500	151,513

NET INCREASE IN CASH AND CASH EQUIVALENTS		$38,067	$75,046

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	#	14,949	—

CASH AND CASH EQUIVALENTS, END OF PERIOD		$53,016	$75,046

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest		$—	$—
Income taxes		$—	$—

Non-cash financing activity:
Initial derivative liability on convertible note payable		$—	$30,434
Beneficial conversion feature credited to additional paid in capital	$—	$25,610
Common stock issued as part of Promissory Note loans recorded
as debt discounts and credited to additional paid in capital	$98,701	$—

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2015 are not necessarily indicative of results that may be expected for the year ending May 31, 2016.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 8). As of August 31, 2015, the balance due on this loan was $15,950.

NOTE 3 – DEPOSITS FOR ACQUISITION OF INTANGIBLE ASSETS

As of August 31, 2015 the Company had paid $203,500 to the wife of the chief executive officer as deposits for certain trademarks and other intellectual property to be assigned to the Company. Under the agreement, if the Company fails to pay a total of $250,000 by December 31, 2015, the Company will forfeit all rights, title and interest in the trademarks and intellectual property unless extended by her.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2015

(Unaudited)

NOTE 4 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2015, the Company purchased $648 worth of music inventory. The amount of music inventory held at August 31, 2015 was $4,793.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2015	May 31, 2015
Notes payable to a corporation, non interest bearing, due on demand, unsecured	$ 2,500	$ 55,000
Note payable to an individual, stated interest of $15,000, due on October 15, 2014, in default	50,000	50,000
Note payable to an individual, due on May 22, 2015, in default	25,000	25,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015 - net of debt discount of $9,834	15,166	-
Note payable to an individual, stated interest of $2,500, due on October 31, 2015 - net of debt discount of $9,834	15,166	-
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015 - net of debt discount of $20,106	29,894	-
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015 - net of debt discount of $23,636	26,363	-
Note payable to an individual, non interest bearing, due on August 23, 2015, in default	25,000	-
Total Notes Payable	189,089	130,000
Less: Current Portion	(189,089)	(130,000)
Long-Term Notes Payable	$ -	$ -

On August 15, 2014, the Company issued a $50,000 Promissory Note with a stated interest amount of $15,000 due at maturity on October 14, 2014. The Company also issued 350,000 shares of common stock, valued at $52,500, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $25,610. This amount was amortized over the 60 days life of the promissory note.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2015

(Unaudited)

On April 22, 2015, the Company issued a $25,000 Promissory Note, non-interest bearing (interest at 24% per annum after May 22, 2015), due at maturity on May 22, 2015. The Company also agreed to issue 500,000 shares of common stock, valued at $50,000 on April 22, 2015, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $16,667. This amount was amortized over the 30 days life of the promissory note.

On June 23, 2015, the Company issued a $25,000 Promissory Note, non-interest bearing, due at maturity on August 23, 2015. The Company also agreed to issue 500,000 shares of common stock, valued at $20,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $11,111. This amount was amortized over the 60 days life of the promissory note.

On July 31, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on October 31, 2015. The Company also issued 1,000,000 shares of common stock, valued at $38,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $15,079. This amount is being amortized over the 90 days life of the promissory note.

On July 31, 2015, the Company issued a second $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on October 31, 2015. The Company also issued 1,000,000 shares of common stock, valued at $38,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $15,079. This amount is being amortized over the 90 days life of the promissory note.

On August 6, 2015, the Company issued a $50,000 Promissory Note with a stated interest amount of $5,000 due at maturity on October 21, 2015. The Company also agreed to issue 2,000,000 shares of common stock, valued at $76,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $30,159. This amount is being amortized over the 75 days life of the promissory note.

On August 21, 2015, the Company issued a $50,000 Promissory Note with a stated interest amount of $5,000 due at maturity on November 6, 2015. The Company also agreed to issue 2,000,000 shares of common stock, valued at $60,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $27,273. This amount is being amortized over the 75 days life of the promissory note.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2015

(Unaudited)

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2015	May 31, 2015
Note payable to an individual significant stockholder, interest capped at $75,000, due on demand	$ 150,000	$ 150,000
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	2,688	2,688
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	154,761	154,761
Less: Current Portion	(154,761)	(154,761)
Long-Term Notes Payable	$ -	$ -

NOTE 7 - EQUITY TRANSACTIONS

On July 21, 2015 the Company issued 1,000,000 shares of common stock for consulting services rendered to the Company which was recorded as consulting fees on the statement of operations in the amount of $33,000.

On June 23, 2015, the Company agreed to issue 500,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company (see Note 5).

On July 31, 2015, the Company issued a total of 2,000,000 shares of common stock to two accredited investors in consideration of the investors making two separate $25,000 loans to the Company (see Note 5).

On August 6, 2015, the Company agreed to issue 2,000,000 shares of common stock to an accredited investor in consideration of the investor making a $50,000 loan to the Company (see Note 5).

On August 21 2015, the Company agreed to issue 2,000,000 shares of common stock to an accredited investor in consideration of the investor making a $50,000 loan to the Company (see Note 5).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On November 5, 2012, the Company executed a General Services Agreement with the Company’s chief executive officer. The agreement provided for monthly compensation of $10,000 and was to remain in full force and effect until either party provided 30 days notice of termination to the other party. Effective May 31, 2015, the chief executive officer agreed to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 in

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2015

(Unaudited)

exchange for the Company’s agreement to waive collection of $100,000 of the remaining $115,950 loans receivable balance due from the chief executive officer at May 31, 2015 before this transaction (see Note 2). As of May 31, 2015, this agreement has been terminated.

On November 15, 2012 and June 3, 2013, the Company executed General Services Agreements with two other service providers. The agreements provide for monthly compensation of $1,000 and $500, respectively, and remain in full force and effect until either party provides 90 days and 30 days, respectively, notice of termination to the other party.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2015, the Company had negative working capital of $379,415 and an accumulated deficit of $1,280,292. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2016 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of notes payable and additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10 - SUBSEQUENT EVENTS

On September 21, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on December 20, 2015. The Company also agreed to issue 1,000,000 shares of common stock to the lender as part of the note agreement. In the event that all principal and interest are not paid to the lender by January 20, 2016, the Company is obligated to issue another 1,000,000 shares of common stock to the lender and for interest to accrue at a rate of 24% per annum commencing January 21, 2016.

On September 25, 2015, the Company issued a $55,750 Convertible Promissory Note to a lender for net loan proceeds of $45,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on June 25, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date or (b) $.00605 per share.

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

BUSINESS OVERVIEW

We are a multi-media entertainment company that currently produces live radio programming 24 hours a day, syndicated to AM, FM and HD terrestrial radio stations around the country. The network is also heard streaming across the Internet using our registered trademark, iRadio®. Music of Your Life® has been on the air since 1978, making it the longest running syndicated music radio network in the world. Our principal source of revenue comes from selling radio spots, or commercials on the network, and licensing our trade names. Expenses which comprise the costs of goods sold will include licensing agreements and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated network. General and administrative expenses are comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2015 and 2014.

Revenues. The Company generated net revenues of $2,718 during the three months ended August 31, 2015 compared to $1,918 for the three months ended August 31, 2014. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the three months ended August 31, 2015 and 2014 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees for the three months ended August 31, 2015 were $39,500 compared to $36,500 for the three months ended August 31, 2014. This expense category included stock-based compensation to consultants of $33,000 and $-0- for 2015 and 2014, respectively, and included chief executive officer accrued compensation of $-0- and $30,000 for 2015 and 2014, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the three months ended August 31, 2015 were $14,282 compared to $8,381 for the three months ended August 31, 2014. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $42,796 for the three months ended August 31, 2015 compared to $18,265 for the three months ended August 31, 2014. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $40,858 for the three months ended August 31, 2015 compared to net other expenses of $53,376 for the three months ended August 31, 2014. Other expenses incurred were comprised of interest expenses related to notes payable and the amortization of debt discount. During the three months ended August 31, 2014, the Company also recorded a loss on the change in fair value of derivative liability in the amount of $12,452.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2015, our primary source of liquidity consisted of $53,016 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2015 of $379,415 and $1,280,292, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2015 of $134,718. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2015 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the periods presented in this report.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses (such as the absence of an audit committee and absence of qualified independent directors) in its internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2015 the Company issued 1,000,000 shares of common stock for consulting services rendered to the Company which was recorded as consulting fees on the statement of operations in the amount of $33,000.

On June 23, 2015, the Company agreed to issue 500,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company.

On July 31, 2015, the Company issued a total of 2,000,000 shares of common stock to two accredited investors in consideration of the investors making two separate $25,000 loans to the Company.

On August 6, 2015, the Company agreed to issue 2,000,000 shares of common stock to an accredited investor in consideration of the investor making a $50,000 loan to the Company.

On August 21 2015, the Company agreed to issue 2,000,000 shares of common stock to an accredited investor in consideration of the investor making a $50,000 loan to the Company.

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

Item 3.    Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on three notes payable aggregating $100,000 at August 31, 2015. See Note 5 to the Consolidated Financial Statements.

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

Music of Your Life, Inc.

Date: October 20, 2015	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)