Form 10-Q
period 2015-11-30
MUSIC OF YOUR LIFE INC
filed 2016-01-14
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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
1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 11, 2016, there were 92,146,559 shares of $0.001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	November 30,	May 31,
	2015	2015
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$31,095	$14,949
Loans receivable from related party	15,950	15,950

Total Current Assets	47,045	30,899

OTHER ASSETS

Deposits for acquisition of intangible assets	230,000	184,000
Music inventory	5,449	4,145
Trademark	4,615	4,215

Total Other Assets	240,064	192,360

TOTAL ASSETS	$287,109	$223,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,603	$11,924
Accrued interest payable on notes payable	112,339	90,164
Accrued consulting fees	28,000	300
Notes payable	360,410	130,000
Notes payable to related parties	154,761	154,761
Derivative liability	437,775	—

Total Current Liabilities	1,098,888	387,149

TOTAL LIABILITIES	1,098,888	387,149

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 500,000,000 shares
authorized, 92,146,559 and 83,446,559 shares issued
and outstanding, respectively	92,147	83,447
Additional paid-in-capital	1,039,713	898,237
Accumulated deficit	(1,943,639)	(1,145,574)

Total Stockholders' Deficit	(811,779)	(163,890)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$287,109	$223,259

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

NET REVENUES	$1,081	$48	$3,799	$1,966

OPERATING EXPENSES

Salaries and Consulting fees	52,000	35,500	91,500	72,000
Professional fees	34,288	17,677	48,570	26,058
Selling, general and administrative	39,712	26,838	82,508	45,103

Total Operating Expenses	126,000	80,015	222,578	143,161

LOSS FROM OPERATIONS	(124,919)	(79,967)	(218,779)	(141,195)

OTHER INCOME (EXPENSES)

Gain (Loss) on change in fair value of derivative liability	(220,258)	854	(220,258)	(11,598)
Interest expense (including amortization of debt discounts
of $89,796, $28,855, $125,086, and $42,688, respectively)	(268,170)	(40,669)	(309,028)	(81,593)
Promissory Note issued to entity for services relating to
Equity Financing Agreement	—	—	(50,000)	—

Total Other Income (Expenses)	(488,428)	(39,815)	(579,286)	(93,191)

LOSS BEFORE INCOME TAXES	(613,347)	(119,782)	(798,065)	(234,386)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(613,347)	$(119,782)	$(798,065)	$(234,386)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	91,753,152	74,014,088	88,711,040	73,577,410

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(798,065)	$(234,386)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	33,000	—
Promissory Note issued to entity for services relating to
Equity Financing Agreement	50,000	—
Change in fair value of derivative liability	220,258	11,598
Amortization of debt discounts	125,086	42,688
Non-cash interest expenses	161,767	22,623
Changes in operating assets and liabilities:
Music inventory	(1,304)	(1,439)
Accounts payable	(6,321)	59,149
Accrued interest payable on notes payable	22,175	—
Accrued consulting fees	27,700	—

Net Cash Used by Operating Activities	(165,704)	(99,767)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposits for acquisition of intangible assets	(46,000)	(64,000)
Trademark	(400)	(550)

Net Cash Used by Investing Activities	(46,400)	(64,550)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	—	(987)
Proceeds from sale of common stock	—	95,000
Proceeds from notes payable	290,750	87,500
Payments on notes payable	(62,500)	—

Net Cash Provided by Financing Activities	228,250	181,513

NET INCREASE IN CASH AND CASH EQUIVALENTS	$16,146	$17,196

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,949	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,095	$17,196

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Initial derivative liability on convertible note payable	$55,750	$30,434
Common stock issued as part of Promissory Note loans recorded as debt discounts and credited to common stock and additional
paid in capital	$117,176	$25,610

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2015 are not necessarily indicative of results that may be expected for the year ending May 31, 2016.

Organization

Music of Your Life, Inc. (hereafter, “we”, ”our”, ”us”, “MYL”, or the ”Company”) was incorporated on January 30, 2008, in the State of Florida, as ZhongSen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully. On May 31, 2013, the Company entered into a merger agreement(the “Merger”) with Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”). As a result of the Merger, MYL Nevada is a wholly-owned subsidiary of the Company, and the Company is now operating a multi-media entertainment company, producing television shows and radio programming. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 8). As of November 30, 2015, the balance due on this loan was $15,950.

NOTE 3 - DEPOSITS FOR ACQUISITION OF INTANGIBLE ASSETS

As of November 30, 2015 the Company had paid $230,000 to the wife of the chief executive officer as deposits for certain trademarks and other intellectual property to be assigned to the Company. Under the agreement, if the Company fails to pay a total of $250,000 by December 31, 2015, the Company will forfeit all rights, title and interest in the trademarks and intellectual property unless extended by her.

NOTE 4 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the six months ended August 31, 2015, the Company purchased $1,304 worth of music inventory. The amount of music inventory held at November 30, 2015 was $5,449.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2015	May 31, 2015
Notes payable to a corporation, non interest bearing, due on demand, unsecured	$2,500	$55,000
Note payable to an individual, stated interest of $15,000, due on October 15, 2014, in default (A)	50,000	50,000
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an individual, non interest bearing, due on August 23, 2015, in default (C)	25,000	—
Note payable to an entity, non interest bearing, due on February 1, 2016 (D)	50,000	—
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	25,000	—
Note payable to an individual, stated interest of $2,500, due on October 31, 2015, in default (F)	25,000	—
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	—
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	—
Note payable to an individual, stated interest of $2,500, due on December 20, 2015 – net of discount of $3,030 (I)	21,970	—
Convertible note payable to an entity, interest at 10%, due on June 25, 2016 – net of discount of $42,322 (J)	13,428	—
Note payable to an individual, stated interest of $2,500, due on December 18, 2015 – net of discount of $2,488 (K)	22,512	—
Total Notes Payable	360,410	130,000
Less: Current Portion	(360,410)	(130,000)
Long-Term Notes Payable	$—	$—

(A) On August 15, 2014, the Company issued a $50,000 Promissory Note with a stated interest amount of $15,000 due at maturity on October 14, 2014. The Company also issued 350,000 shares of common stock, valued at $52,500, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $25,610. This amount was amortized over the 60 days life of the promissory note.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

(B) On April 22, 2015, the Company issued a $25,000 Promissory Note, non-interest bearing (interest at 24% per annum after May 22, 2015), due at maturity on May 22, 2015. The Company also agreed to issue 500,000 shares of common stock, valued at $50,000 on April 22, 2015, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $16,667. This amount was amortized over the 30 days life of the promissory note.

(C) On June 23, 2015, the Company issued a $25,000 Promissory Note, non-interest bearing, due at maturity on August 23, 2015. The Company also agreed to issue 500,000 shares of common stock, valued at $20,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $11,111. This amount was amortized over the 60 days life of the promissory note.

(D) On July 24, 2015, the Company issued a $50,000 Promissory Note to Kodiak Capital Group, LLC (“Kodiak”) for services rendered in association with the Equity Purchase Agreement (See Note 8). As amended and restated January 4, 2016, the note is non-interest bearing and is due on February 1, 2016.

(E) On July 31, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on October 31, 2015. The Company also issued 1,000,000 shares of common stock, valued at $38,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $15,079. This amount was amortized over the 90 days life of the promissory note.

(F) On July 31, 2015, the Company issued a second $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on October 31, 2015. The Company also issued 1,000,000 shares of common stock, valued at $38,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $15,079. This amount was amortized over the 90 days life of the promissory note.

(G) On August 6, 2015, the Company issued a $50,000 Promissory Note with a stated interest amount of $5,000 due at maturity on October 21, 2015. The Company also agreed to issue 2,000,000 shares of common stock, valued at $76,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $30,159. This amount was amortized over the 75 days life of the promissory note.

(H) On August 21, 2015, the Company issued a $50,000 Promissory Note with a stated interest amount of $5,000 due at maturity on November 6, 2015. The Company also agreed to issue 2,000,000 shares of common stock, valued at $60,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $27,273. This amount was amortized over the 75 days life of the promissory note.

(I) On September 21, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on December 20, 2015. The Company also agreed to issue 1,000,000 shares of common stock, valued at $30,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $13,636. This amount is being amortized over the 90 days life of the promissory note. In the event that all principal and interest are not paid to the lender by January 20, 2016, the Company is obligated to issue another 1,000,000 shares of common stock to the lender and for interest to accrue at a rate of 24% per annum commencing on January 21, 2016.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

(J) On September 25, 2015, the Company issued a $55,750 Convertible Promissory Note to a lender for net loan proceeds of $45,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on June 25, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date or (b) $.00605 per share.

This convertible note contains a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the note is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion feature as a derivative liability at the September 25, 2015 issuance date ($217,516) and revalued the conversion feature at November 30, 2015 ($437,775). The $217,516 fair value of the conversion feature at the September 25, 2015 issuance date was charged $55,750 to debt discounts (which is being amortized over the nine month life of the convertible note) and $161,766 to interest expense. The $220,258 increase in the fair value of the derivative liability from September 25, 2015 to November 30, 2015 was charged to other expense. The fair values of the derivative liability were calculated using the Black Scholes option pricing model and the following assumptions: (i) stock prices of $0.025 and $0.05, respectively, (ii) exercise prices of $.00605 and $.00605, respectively, (iii) terms of 274 days and 208 days, respectively, (iv) expected volatility of 382% and 393%, respectively, and (v) risk free interest rates of 0.22% and 0.43%, respectively.

(K) On November 13, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on December 18, 2015. The Company also agreed to issue 200,000 shares of common stock, valued at $6,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $4,839. This amount is being amortized over the 35 days life of the promissory note. In the event that all principal and interest are not paid to the lender by December 18, 2015, the Company is obligated to pay late fees of 5,000 shares of common stock per day for the first 60 days after December 18, 2015, and beginning with the 61st day after December 18, 2015, any balance owed shall accrue interest at a rate of 10% per annum.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following:

	November 30, 2015	May 31, 2015
Note payable to an individual significant stockholder, interest capped at $75,000, due on demand	$150,000	$150,000
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	2,688	2,688
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	154,761	154,761
Less: Current Portion	(154,761)	(154,761)
Long-Term Notes Payable	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

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

On August 21, 2015, the Company agreed to issue 2,000,000 shares of common stock to an accredited investor in consideration of the investor making a $50,000 loan to the Company (see Note 5).

On September 21, 2015, the Company agreed to issue 1,000,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company (see Note 5).

On November 13, 2015, the Company agreed to issue 200,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company (see Note 5).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Service Agreements

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

On November 15, 2012 and June 3, 2013, the Company executed General Services Agreements with two other service providers. The agreements provided for monthly compensation of $1,000 and $500, respectively, and were to remain in full force and effect until either party provided 90 days and 30 days, respectively, notice of termination to the other party. Effective September 1, 2015, these two agreements were replaced by Consulting Agreements to provide for monthly compensation of $5,000 to each of the two service providers. The term of the agreement for the first service provider is from September 1, 2015 to December 31, 2015 and thereafter on a month-to-month basis. The term of the agreement for the second service provider is from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate both of these Consulting Agreements at any time without cause.

Effective September 1, 2015, the Company entered into a Consulting Agreement with another service provider. The agreement provides for monthly compensation of $1,000 for a term from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate this Consulting Agreement at any time without cause.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

Equity Purchase Agreement

On July 24, 1015, the Company executed an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (“Kodiak”) and issued a Promissory Note to Kodiak with a $50,000 face value for services rendered in association with the Equity Purchase Agreement (see Note 5). The Equity Purchase Agreement (which expires July 24, 2016) provides for Kodiak to purchase up to $1,000,000 of the Company’s common stock to be sold at a 30% discount to market. The Company is required to file and have declared effective a Registration Statement with the SEC relating to these shares. The Company initially filed a Registration Statement with the SEC on October 9, 2015 but a Registration Statement has not yet been declared effective.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2015, the Company had negative working capital of $1,051,843 and an accumulated deficit of $1,943,639. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 10 - SUBSEQUENT EVENTS

On December 24, 2015, the Company received $15,000 cash pursuant to a Securities Purchase Agreement with Kodiak Capital Group, LLC (“Kodiak”) dated December 22, 2015 and issued Kodiak a $20,000 12% Convertible Redeemable Note due December 22, 2016. The note bears interest at a rate of 12% per annum, is due December 22, 2016, and is convertible after 180 days at the option of Kodiak into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 trading days prior to the Conversion Date.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2015 and 2014.

Revenues. The Company generated net revenues of $1,081 during the three months ended November 30, 2015 compared to $48 for the three months ended November 30, 2014. The Company generated net revenues of $3,799 during the six months ended November 30, 2015 compared to $1,966 for the six months ended November 30, 2014. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the three and six months ended November 30, 2015 and 2014 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees for the three months ended November 30, 2015 were $52,000 compared to $35,500 for the three months ended November 30, 2014. Salaries and consulting fees for the six months ended November 30, 2015 were $91,500 compared to $72,000 for the six months ended November 30, 2014. This expense category included stock-based compensation to consultants of $33,000 and $-0- for 2015 and 2014, respectively, and included chief executive officer accrued compensation of $-0- and $60,000 for 2015 and 2014, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the three months ended November 30, 2015 were $34,288 compared to $17,677 for the three months ended November 30, 2014. Professional fees for the six months ended November 30, 2015 were $48,570 compared to $26,058 for the six months ended November 30, 2014. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $39,712 for the three months ended November 30, 2015 compared to $26,838 for the three months ended November 30, 2014. Selling, general and administrative expenses were $82,508 for the six months ended November 30, 2015 compared to $45,103 for the six months ended November 30, 2014. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $488,428 for the three months ended November 30, 2015 compared to net other expenses of $39,815 for the three months ended November 30, 2014. The Company had net other expense of $579,286 for the six months ended November 30, 2015 compared to net other expenses of $93,191 for the six months ended November 30, 2014. During the six months ended November 30, 2015, other expenses incurred were comprised of interest expenses related to notes payable in the amount of $309,028, which included the amortization of debt discounts. During the six months ended November 30, 2015, the Company also recorded a loss on the change in fair value of derivative liability in the amount of $220,258.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2015, our primary source of liquidity consisted of $31,095 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2015 of $1,051,843 and $1,943,639, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2015 of $798,065. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2015 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

On August 21, 2015, the Company agreed to issue 2,000,000 shares of common stock to an accredited investor in consideration of the investor making a $50,000 loan to the Company.

On September 21, 2015, the Company agreed to issue 1,000,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company.

On November 13, 2015, the Company agreed to issue 200,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on seven notes payable aggregating $250,000 at November 30, 2015. See Note 5 to the Consolidated Financial Statements.

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

Music of Your Life, Inc.

Date: January __, 2016	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

