Form 10-Q/A
period 2015-11-30
MUSIC OF YOUR LIFE INC
filed 2016-01-15
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

2

Explanatory Note

The purpose of this Amendment No. 2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, filed with the Securities and Exchange Commission on January 14, 2016 (the “Form 10-Q”), is for the sole purpose of amending page 2 to indicate that the registrant is not a shell company. This was an error created by the edgar filing company and not the fault of the Company. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Music of Your Life, Inc.

Date: January 15, 2016	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

4