Form 10-Q
period 2016-02-29
MUSIC OF YOUR LIFE INC
filed 2016-04-19
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 14, 2016, there were 94,646,559 shares of $0.001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	February 29,	May 31,
	2016	2015
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$10,282	$14,949
Loans receivable from related party	15,950	15,950

Total Current Assets	26,232	30,899

OTHER ASSETS

Deposits for acquisition of intangible assets	239,000	184,000
Music inventory	7,101	4,145
Trademark	4,840	4,215

Total Other Assets	250,941	192,360

TOTAL ASSETS	$277,173	$223,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$12,643	$11,924
Accrued interest payable on notes payable	122,244	90,164
Accrued consulting fees	45,900	300
Notes payable	391,305	130,000
Notes payable to related parties	154,761	154,761
Derivative liability	846,495	—

Total Current Liabilities	1,573,348	387,149

TOTAL LIABILITIES	1,573,348	387,149

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.001 par value; 20,000,000 shares
authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares
authorized, 92,146,559 and 83,446,559 shares issued
and outstanding, respectively	92,147	83,447
Common stock payable - 1,300,000 shares	33,460	—
Additional paid-in-capital	1,039,713	898,237
Accumulated deficit	(2,461,495)	(1,145,574)

Total Stockholders' Deficit	(1,296,175)	(163,890)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$277,173	$223,259

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

NET REVENUES	$338	$—	$4,137	$1,966

OPERATING EXPENSES

Salaries and Consulting fees	52,000	34,500	143,500	106,500
Professional fees	28,889	2,810	77,459	28,868
Selling, general and administrative	27,325	34,138	109,833	79,241

Total Operating Expenses	108,214	71,448	330,792	214,609

LOSS FROM OPERATIONS	(107,876)	(71,448)	(326,655)	(212,643)

OTHER INCOME (EXPENSES)

Gain (Loss) on change in fair value of derivative liability	(205,601)	64,655	(425,859)	53,057
Interest expense (including amortization of debt discounts
of $33,396, $13,356, $158,482, and $56,044, respectively)	(204,379)	(62,074)	(513,407)	(143,667)
Promissory Note issued to entity for services relating to
Equity Financing Agreement	—	—	(50,000)	—

Total Other Income (Expenses)	(409,980)	2,581	(989,266)	(90,610)

LOSS BEFORE INCOME TAXES	(517,856)	(68,867)	(1,315,921)	(303,253)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(517,856)	$(68,867)	$(1,315,921)	$(303,253)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	92,146,559	76,117,388	89,852,033	75,115,865

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 29,	February 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,315,921)	$(303,253)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock payable for late fees	33,460	—
Common stock issued for services	33,000	—
Promissory Note issued to entity for services relating to
Equity Financing Agreement	50,000	—
Change in fair value of derivative liability	425,859	(53,057)
Amortization of debt discounts	158,482	56,044
Non-cash interest expenses	289,386	22,623
Changes in operating assets and liabilities:
Music inventory	(2,956)	(2,047)
Accounts payable	718	704
Accrued interest payable on notes payable	32,080	52,500
Accrued consulting fees	45,600	69,500

Net Cash Used by Operating Activities	(250,292)	(156,986)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposits for acquisition of intangible assets	(55,000)	(125,000)
Trademark	(625)	(550)

Net Cash Used by Investing Activities	(55,625)	(125,550)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	—	(987)
Proceeds from sale of common stock	—	232,500
Proceeds from notes payable	366,250	102,500
Payments on notes payable	(65,000)	(37,500)

Net Cash Provided by Financing Activities	301,250	296,513

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(4,667)	$13,977

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,949	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,282	$13,977

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Initial derivative liability on convertible notes payable	$420,636	$30,434
Common stock issued as part of Promissory Note loans recorded as debt discounts and credited to common stock and additional
paid in capital	$117,176	$25,610
Conversion of debt into stock	$—	$65,378

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 29, 2016

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 29, 2016 are not necessarily indicative of results that may be expected for the year ending May 31, 2016.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 9). As of February 29, 2016, the balance due on this loan was $15,950.

NOTE 3 - DEPOSITS FOR ACQUISITION OF INTANGIBLE ASSETS

As of February 29, 2016 the Company had paid $239,000 to the wife of the chief executive officer as deposits for certain trademarks and other intellectual property to be assigned to the Company. Under the agreement, the Company failed to pay a total of $250,000 by December 31, 2015, and therefore the Company could forfeit all rights, title and interest in the trademarks and intellectual property unless extended by her. As of the date of this filing, the agreement had not been extended but the Company is in negotiations to extend the agreement.

NOTE 4 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 29, 2016, the Company purchased $2,956 worth of music inventory. The amount of music inventory held at February 29, 2016 was $7,101.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 29, 2016

(Unaudited)

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	February 29, 2016	May 31, 2015
Notes payable to a corporation, non interest bearing, due on demand, unsecured	$—	$55,000
Note payable to an individual, stated interest of $15,000, due on October 15, 2014, in default (A)	50,000	50,000
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an individual, non interest bearing, due on August 23, 2015, in default (C)	25,000	—
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	—
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	25,000	—
Note payable to an individual, stated interest of $2,500, due on October 31, 2015, in default (F)	25,000	—
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	—
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	—
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	—
Convertible note payable to an entity, interest at 10%, due on June 25, 2016 – net of discount of $23,806 (J)	31,944	—
Note payable to an individual, stated interest of $2,500, due on December 18, 2015, in default (K)	25,000	—
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $16,230 (L)	3,770	—
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $16,612 (M)	3,388	—
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 – net of discount of $33,297 (N)	2,203	—
Total Notes Payable	391,305	130,000
Less: Current Portion	(391,305)	(130,000)
Long-Term Notes Payable	$—	$—

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

February 29, 2016

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

(J) On September 25, 2015, the Company issued a $55,750 Convertible Promissory Note to a lender for net loan proceeds of $45,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on June 25, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date or (b) $.00605 per share. See Note 7 (Derivative Liability).

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 29, 2016

(Unaudited)

(K) On November 13, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on December 18, 2015. The Company also agreed to issue 200,000 shares of common stock, valued at $6,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $4,839. This amount was amortized over the 35 days life of the promissory note. In the event that all principal and interest are not paid to the lender by December 18, 2015, the Company is obligated to pay late fees of 5,000 shares of common stock per day for the first 60 days after December 18, 2015, and beginning with the 61st day after December 18, 2015, any balance owed shall accrue interest at a rate of 10% per annum.

(L) On December 22, 2015, the Company issued a $20,000 Convertible Promissory Note to a lender for net loan proceeds of $15,000. The note bears interest at a rate of 12% per annum, is due on December 22, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(M) On December 29, 2015, the Company issued a $20,000 Convertible Promissory Note to a lender for net loan proceeds of $15,000. The note bears interest at a rate of 12% per annum, is due on December 22, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(N) On February 12, 2016, the Company issued a $35,500 Convertible Promissory Note to a lender for net loan proceeds of $27,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on November 12, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date or (b) $.00605 per share. See Note 7 (Derivative Liability).

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 29, 2016	May 31, 2015
Note payable to an individual significant stockholder, interest capped at $75,000, due on demand	$150,000	$150,000
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	2,688	2,688
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	154,761	154,761
Less: Current Portion	(154,761)	(154,761)
Long-Term Notes Payable	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 29, 2016

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

The derivative liability at February 29, 2016 consisted of:

	Face Value	Derivative Liability
Convertible note payable issued September 25, 2015, due June 25, 2016 (J)	$55,750	$336,328
Convertible note payable issued December 22, 2015, due December 22, 2016 (L)	20,000	142,182
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	20,000	142,182
Convertible note payable issued February 12, 2016, due November 12, 2016 (N)	35,500	225,803
Totals	$131,250	$846,495

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates of the notes ($420,636 total for the nine months ended February 29, 2016) and charged the applicable amounts to debt discounts ($131,250 total for the nine months ended February 29, 2016) and the remainder to interest expense ($289,386 total for the nine months ended February 29, 2016). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates of the notes to the measurement date ($425,859 total increase for the nine months ended February 29, 2016) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at February 29, 2016 include (1) stock price of $0.04 per share, (2) exercise prices ranging from $0.0055 to $0.0061 per share, (3) terms ranging from 117 days to 297 days, (4) expected volatility of 407% and (5) risk free interest rates ranging from 0.38% to 0.57%.

NOTE 8 - EQUITY TRANSACTIONS

On July 21, 2015 the Company issued 1,000,000 shares of common stock for consulting services rendered to the Company which was recorded as consulting fees on the statement of operations in the amount of $33,000.

On June 23, 2015, the Company issued 500,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company (see Note 5).

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

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 29, 2016

(Unaudited)

On September 21, 2015, the Company issued 1,000,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company (see Note 5).

On November 13, 2015, the Company agreed to issue 200,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company (see Note 5).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Equity Purchase Agreement

On July 24, 2015, the Company executed an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (“Kodiak”) and issued a Promissory Note to Kodiak with a $50,000 face value for services rendered in association with the Equity Purchase Agreement (see Note 5). The Equity Purchase Agreement (which expires July 24, 2016) provides for Kodiak to purchase up to $1,000,000 of the Company’s common stock to be sold at a 30% discount to market. The Company is required to file and have declared effective a Registration Statement with the SEC relating to these shares. The Company initially filed a Registration Statement with the SEC on October 9, 2015; the amended Registration Statement was declared effective on February 17, 2016.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 29, 2016, the Company had negative working capital of $1,547,116 and an accumulated deficit of $2,461,495. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2016 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 29, 2016

(Unaudited)

The Company is attempting to improve these conditions by way of financial assistance through issuances of notes payable and additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 - SUBSEQUENT EVENTS

On March 4, 2016, the Company issued 200 shares of Series A Preferred Stock to the Company’s chief executive officer for services rendered. Each share of Series A Preferred Stock is entitled to 2,000,000 votes. The Series A Preferred Stock has no conversion, liquidation, or dividend rights.

On March 7, 2016 and March 28, 2016, the Company received a total of $12,600 cash pursuant to the Equity Purchase Agreement with Kodiak Capital Group, LLC (“Kodiak”) (see Note 9) and issued Kodiak a total of 2,500,000 shares of common stock.

On March 17, 2016, the Company issued a $44,000 Promissory Note to an entity for net cash proceeds of $30,000. The Note bears interest at 10% (24% default rate), is due September 17, 2016, and is convertible into Company common stock at a Variable Conversion Price equal to the lesser of 65% of the lowest trading price for the 30 trading day period ending on the last complete trading day prior to the Issue Date or Conversion Date.

On March 23, 2016, an investor trust executed a Subscription Agreement to purchase in two tranches a total of 46,000,000 shares of Company common stock. The first tranche was 18,400,000 shares for cash proceeds of $100,000 (which was received March 24, 2016). The second tranche is for 27,600,000 shares for $150,000 (which is due on April 23, 2016).

On March 25, 2016, the Company executed a Settlement and Release Agreement with the entity holder of a $55,750 Convertible Note due June 25, 2016 (see Note 5). Under the Agreement, the Company is to pay the Noteholder $29,249.66 on March 24, 2016 (which was paid on March 24, 2016) and $59,064.45 on April 29, 2016.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 29, 2016 and February 28, 2015.

Revenues. The Company generated net revenues of $338 during the three months ended February 29, 2016 compared to $-0- for the three months ended February 28, 2015. The Company generated net revenues of $4,137 during the nine months ended February 29, 2016 compared to $1,966 for the nine months ended February 28, 2015. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales for the three and nine months ended February 29, 2016 was $-0-. Our cost of sales for the three and nine months ended February 28, 2015 was $-0-. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees for the three months ended February 29, 2016 were $52,000 compared to $34,500 for the three months ended February 28, 2015. Salaries and consulting fees for the nine months ended February 29, 2016 were $143,500 compared to $106,500 for the nine months ended February 28, 2015. This expense category included stock-based compensation to consultants of $33,000 and $-0- for the nine months ended February 29, 2016 and February 28, 2015, respectively, and included chief executive officer accrued compensation of $-0- and $90,000, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the three months ended February 29, 2016 were $28,889 compared to $2,810 for the three months ended February 28, 2015. Professional fees for the nine months ended February 29, 2016 were $77,459 compared to $28,868 for the nine months ended February 28, 2015. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $27,325 for the three months ended February 29, 2016 compared to $34,138 for the three months ended February 28, 2015. Selling, general and administrative expenses were $109,833 for the nine months ended February 29, 2016 compared to $79,241 for the nine months ended February 28, 2015. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expenses of $409,980 for the three months ended February 29, 2016 compared to net other income of $2,581 for the three months ended February 28, 2015. The Company had net other expenses of $989,266 for the nine months ended February 29, 2016 compared to net other expenses of $90,610 for the nine months ended February 28, 2015. During the nine months ended February 29, 2016, other expenses incurred were comprised of interest expenses related to notes payable in the amount of $513,407, which included the amortization of debt discounts of $158,482. During the nine months ended February 29, 2016, the Company also recorded a loss on the change in fair value of derivative liability in the amount of $425,859.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2016, our primary source of liquidity consisted of $10,282 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 29, 2016 of $1,547,116 and $2,461,495, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 29, 2016 of $1,315,921. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

On June 23, 2015, the Company issued 500,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company.

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

On September 21, 2015, the Company issued 1,000,000 shares of common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on ten notes payable aggregating $350,000 at February 29, 2016. See Note 5 to the Consolidated Financial Statements.

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

Music of Your Life, Inc.

Date: April 19, 2016	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

