Form 10-K
period 2016-05-31
MUSIC OF YOUR LIFE INC
filed 2016-09-13
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2016
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

Securities registered pursuant to Section 12(g) of the Act None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Music of Your Life, Inc. held by non-affiliates as of November 30, 2015 was $2,651,707.

As of September 9, 2016, there were 286,156,045 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

Music of Your Life, Inc. (hereafter, “we”, ”our”, ”us”, “MYL”, or the ”Company”) was incorporated on January 30, 2008, in the State of Florida, as Zhong Sen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully.On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”), pursuant to which Music of Your Life, Inc. (MYL Nevada) merged with a wholly-owned subsidiary of the Company, and the Company began its current operations as a multi-media entertainment company, producing live concerts, television shows and radio programming. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

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

Employees

As of May 31, 2016, we currently have one full-time employee, Marc Angell our CEO. We currently have seven part-time and full-time independent contractors working with the management of the Company. Additionally, we are planning to hire other employees and contractors. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

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

The loss of our CEO Marc Angell would likely have a material adverse effect on the Company.We intend to reduce this risk by obtaining key-man insurance after the Offering, in the event that affordable insurance coverage may be obtained. We cannot assure you that the Company will be able to obtain such insurance or that the Company will be successful in recruiting needed personnel.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “MYLI”. We had approximately 2,247 registered holders of our common stock as of May 31, 2016. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on September 8, 2015 was $0.0009 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31:

	Price Range(1)
	High	Low
Fiscal May 31, 2016
Fourth quarter	$0.02	$0.002
Third quarter	$0.07	$0.009
Second quarter	$0.10	$0.131
First quarter	$0.065	$0.02

Fiscal May 31, 2015
Fourth quarter	$0.17	$0.061
Third quarter	$0.23	$0.035
Second quarter	$0.23	$0.06
First quarter	$0.23	$0.06

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

On November 4, 2015, the Company issued 500,000 shares of unregistered common stock to an accredited investor in consideration of interest accrued in respect of a $25,000 loan to the Company.

On January 11, 2016, the Company issued 1,000,000 shares of unregistered common stock to an accredited investor in consideration of the investor making a $25,000 loan to the Company.

On February 25, 2016 the Company converted into 2,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on July 20, 2015.

On March 8, 2016 the Company converted into 500,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on July 20, 2015.

On April 14, 2016, the Company issued 1,000,000 shares of unregistered common stock to an accredited investor in consideration of interest and penalties accrued in respect of a $25,000 loan to the Company.

On May 5, 2016, the Company sold 18,400,000 shares of unregistered common stock to an accredited investor for a purchase price of $100,000.

On May 9, 2016, the Company converted into 4,722,173 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On May 26, 2016, the Company converted into 5,442,760 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On June 10, 2016, the Company converted into 5,713,863 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On June 14, 2016, the Company converted into 5,714,446 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On June 15, 2016 the Company issued converted into 9,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on July 31, 2015.

On June 17, 2016, the Company issued an aggregate of 10,000,000 shares to two consultants of the Company pursuant to the Company’s 2016 Equity Incentive Plan.

On June 20, 2016, the Company converted into 5,714,413 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On June 22, 2016, the Company converted into 6,284,750 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On June 23, 2016, the Company converted into 6,284,767 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On June 27, 2016, the Company converted into 6,283,659 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On June 30, 2016, the Company converted into 8,458,790 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On July 6, 2016, the Company converted into 8,458,091 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On July 12, 2016, the Company converted into 8,400,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On July 14, 2016, the Company converted into 8,450,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On July 15, 2016, the Company converted into 8,438,636 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On July 19, 2016, the Company converted into 7,272,727 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On August 9, 2016, the Company issued an aggregate of 10,000,000 shares to two consultants of the Company pursuant to the Company’s 2016 Equity Incentive Plan.

On August 24, 2016, the Company converted into 11,328,671 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On August 29, 2016, the Company converted into 11,426,720 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On September 2, 2016, the Company converted into 11,426,720 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

On September 9, 2016, the Company converted into 13,288,300 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2016.

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

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQsystem provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2016 and 2015.

Revenues. The Company generated net revenues of $4,616 during the year ended May 31, 2016 as compared to $4,983 for the year ended May 31, 2015. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2016 and 2015. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the year ended May 31, 2016 were $202,500 as compared to $143,000 for the year ended May 31, 2015. During the year ended May 31, 2016, we issued 1,000,000 shares of common stock and 200 shares of preferred stock to consultants during the period which resulted in $43,000 recorded as consulting expenses. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the year ended May 31, 2016 were $107,011 as compared to $49,074 for the year ended May 31, 2015. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $172,039 for the year ended May 31, 2016 as compared to $106,005 for the year ended May 31, 2015. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Provision for Impairment of Intangible Assets. During the years ended May 31, 2016 and 2015 the Company paid $59,000 and $158,000, respectively, to the wife of the chief executive officer as deposits for certain trademarks and other intellectual property to be assigned to the Company. Under the agreement, if the Company failed to pay a total of $250,000 by December 31, 2015, the Company was to forfeit all rights, title and interest in the trademarks and intellectual property unless extended by her. As of the date of this filing, the agreement has not been extended but the Company continues to use the intangible assets and is in negotiations to extend the agreement. At May 31, 2016, it is not certain whether the intangible assets will ultimately be assigned to the Company. Further, it is not more likely than not that the Company will be able to generate sufficient future cash flows from those assets to recover any or all of the $243,000 deposits balance. Accordingly, the Company recognized a provision for impairment expense of $243,000 at May 31, 2016 and reduced the net carrying balance of the deposits for acquisition of intangible assets to $-0-.

Other Income (Expense). The Company had net other expense of $510,229 for the year ended May 31, 2016 as compared to $74,941 for the year ended May 31, 2015. Other expenses were comprised mainly of interest expenses related to notes payable. For the year ended May 31, 2016 the company incurred $365,181 in interest expense which included the amortization of debt discounts in the amount of $222,197. The Company also realized an expense from derivative liability of $95,048. For the year ended May 31, 2015, the company incurred interest expense of $105,376 and income from derivative liability of $30,435.

Liquidity and Capital Resources

As of May 31, 2016, our primary source of liquidity consisted of $24,213 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of ourcommon stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2016 of $2,375,737 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2016 of $1,230,163. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Music of Your Life, Inc.

I have audited the accompanying consolidated balance sheets of Music of Your Life, Inc. (the “Company”) as of May 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Music of Your Life, Inc. as of May 31, 2016 and 2015 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

September 13, 2016

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	May 31,	May 31,
	2016	2015

CURRENT ASSETS

Cash and cash equivalents	$24,213	$14,949
Loans receivable from related party	15,950	15,950

Total Current Assets	40,163	30,899

OTHER ASSETS

Deposits for acquisition of intangible assets (less allowance for
impairment of $243,000 and $-0-, respectively)	—	184,000
Music inventory	8,019	4,145
Trademark	5,290	4,215

Total Other Assets	13,309	192,360

TOTAL ASSETS	$53,472	$223,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,970	$11,924
Accrued interest payable on notes payable	91,804	90,164
Accrued consulting fees	61,800	300
Notes payable	466,096	130,000
Notes payable to related parties	4,761	154,761
Derivative liability	270,298	—

Total Current Liabilities	903,729	387,149

TOTAL LIABILITIES	903,729	387,149

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.001 par value; 20,000,000 shares
authorized, 200 and -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares
authorized, 124,211,492 and 83,446,559 shares issued
and outstanding, respectively	124,212	83,447
Common stock payable - 300,000 shares	8,460	—
Additional paid-in-capital	1,392,808	898,237
Accumulated deficit	(2,375,737)	(1,145,574)

Total Stockholders' Deficit	(850,257)	(163,890)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$53,472	$223,259

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations

	For the Year Ended
	May 31,	May 31,
	2016	2015

NET REVENUES	$4,616	$4,983

OPERATING EXPENSES

Salaries and Consulting fees	202,500	143,000
Professional fees	107,011	49,074
Selling, general and administrative	172,039	106,005
Provision for impairment of intangible assets	243,000	—

Total Operating Expenses	724,550	298,079

LOSS FROM OPERATIONS	(719,934)	(293,096)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	(95,048)	30,435
Interest expense (including amortization of debt discounts
of $222,197 and $72,712, respectively)	(365,181)	(105,376)
Promissory Note issued to entity for services relating to
Equity Financing Agreement	(50,000)	—

Total Other Income (Expenses)	(510,229)	(74,941)

LOSS BEFORE INCOME TAXES	(1,230,163)	(368,037)

INCOME TAX EXPENSE	—	—

NET LOSS	$(1,230,163)	$(368,037)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	95,028,464	77,220,544

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Stockholders' Deficit
For the Period from June 1, 2014 to May 31, 2016

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, June 1, 2014	—	$—	72,602,000	$72,602	$—	$528,927	$(777,537)	$(176,008)

Common shares issued for cash	—	—	9,400,000	9,400	—	258,100	—	267,500

Common stock issued for conversion of debt	—	—	594,559	595	—	69,783	—	70,378

Common stock issued as part of $50,000 Promissory Note loan	—	—	350,000	350	—	25,260	—	25,610

Common stock to be issued as part of $25,000 Promissory Note loan	—	—	500,000	500	—	16,167	—	16,667

Net loss for the year ended
May 31, 2015	—	—	—	—	—	—	(368,037)	(368,037)

Balance, May 31, 2015	—	—	83,446,559	83,447	—	898,237	(1,145,574)	(163,890)

Common stock to be issued as part of Promissory Note loans	—	—	7,700,000	7,700	—	109,476	—	117,176

Common shares issued for services	—	—	1,000,000	1,000	—	32,000	—	33,000

Common stock to be issued for late fees on promissory notes	—	—	—	—	33,460	—	—	33,460

Common stock issued for late fees on promissory notes	—	—	1,000,000	1,000	(25,000)	24,000	—	—

Common stock issued for conversion of debt	—	—	10,164,933	10,165	—	2,395	—	12,560

Common shares issued for cash	—	—	20,900,000	20,900	—	91,700	—	112,600

Debt ($150,000) and accrued interest ($75,000) satisfied from December 2015 foreclosure of property securing February 2013 Promissory Note	—	—	—	—	—	225,000	—	225,000

Preferred shares issued for services	200	—	—	—		10,000	—	10,000

Net loss for the year ended
May 31, 2016	—	—	—	—	—	—	(1,230,163)	(1,230,163)

Balance, May 31, 2016	200	$—	124,211,492	$124,212	$8,460	$1,392,808	$(2,375,737)	$(850,257)

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	May 31,	May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,230,163)	$(368,037)
Adjustments to reconcile net loss to net
cash used by operating activities:
Provision for impairment of intangible assets	243,000	—
Preferred stock issued for services	10,000	—
Common stock payable for late fees	33,460	—
Common stock issued for services	33,000	—
Promissory Note issued to entity for services relating to
Equity Financing Agreement	50,000	—
Expense (income) from derivative liability	95,048	(30,435)
Amortization of debt discounts	222,197	72,712
Changes in operating assets and liabilities:
Music inventory	(3,874)	(2,228)
Accounts payable	(2,954)	1,910
Accrued interest payable on notes payable	80,275	15,164
Accrued consulting fees	61,500	98,000

Net Cash Used by Operating Activities	(408,511)	(212,914)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposits for acquisition of intangible assets	(59,000)	(158,000)
Trademark	(1,075)	(650)

Net Cash Used by Investing Activities	(60,075)	(158,650)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	—	(987)
Proceeds from sale of common stock	112,600	267,500
Proceeds from notes payable	447,750	152,500
Payments on notes payable	(82,500)	(32,500)

Net Cash Provided by Financing Activities	477,850	386,513

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,264	14,949

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,949	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,213	$14,949

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$29,250	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Non-cash reduction of loan receivable	$—	$100,000
Initial derivative liability charged to debt discounts	$175,250	$30,435
Common stock issued as part of Promissory Note loans recorded as debt discounts and credited to common stock and additional
paid in capital	$117,176	$42,277
Conversion of debt and accrued interest into common stock	$12,560	$70,378
Debt ($150,000) and accrued interest ($75,000) satisfied from
December 2015 foreclosure of property securing February
2013 Promissory Note	$225,000	$—

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

NOTE 1 - ORGANIZATION

Music of Your Life, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub. Each shareholder of MYL Nevada received ten (10) shares of common stock of the Company for every one (1) share of MYL Nevada held as of May 31, 2013. In accordance with the terms of the merger agreement, all of the shares of MYL Nevada held by MYL Nevada shareholders were cancelled and 100 shares of MYL Nevada were issued to the Company. 34,860,000 shares of common stock of the Company were issued to the MYL Nevada shareholders. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., and is now operating a multi-media entertainment company, producing live concerts, television shows and radio programming. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. A total of 20,000,000 shares were issued to the shareholders of iRadio. The Company was the surviving corporation. iRadio was an entity related to the Company by common ownership.

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

May 31, 2016

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

f.  Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2016 and 2015.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

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

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

At May 31, 2016, the Company had net operating loss carryforwards of approximately $1,696,755 which may be offset against future taxable income through 2036. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2016 and 2015:

	May 31, 2016	May 31, 2015
Deferred tax assets:
NOL Carryover	$576,897	$375,121
Valuation allowance	(576,897)	(375,121)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income for the years ended May 31, 2016 and 2015 due to the following:

	May 31, 2016	May 31, 2015
Expected tax (benefit) at 34%	$(418,255)	$(125,133)
Non-deductible provision for impairment	82,620	—
Non-deductible stock-based expenses	25,996	—
Non-deductible expense (non-taxable income) from derivative liability	32,316	(10,348)
Non-deductible amortization of debt discounts	75,547	24,722
Change in valuation allowance	201,776	110,759
Provision for income taxes	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended May 31, 2016	Year Ended May 31, 2015
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At May 31, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of May 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

h.   Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2016.

i.  Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated.

j.  Advertising

Advertising costs, which are expensed as incurred, were $13,709 and $19,060 for the years ended May 31, 2016 and 2015, respectively.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

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

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 10). As of May 31, 2016, the balance due on this loan was $15,950.

NOTE 5 - DEPOSITS FOR ACQUISITION OF INTANGIBLE ASSETS

During the years ended May 31, 2016 and 2015 the Company paid $59,000 and $158,000, respectively, to the wife of the chief executive officer as deposits for certain trademarks and other intellectual property to be assigned to the Company. Under the agreement, if the Company failed to pay a total of $250,000 by December 31, 2015, the Company was to forfeit all rights, title and interest in the trademarks and intellectual property unless extended by her. As of the date of this filing, the agreement has not been extended but the Company continues to use the intangible assets and is in negotiations to extend the agreement.

At May 31, 2016, it is not certain whether the intangible assets will ultimately be assigned to the Company. Further, it is not more likely than not that the Company will be able to generate sufficient future cash flows from these assets to recover any or all of the $243,000 deposits balance. Accordingly, the Company recognized a provision for impairment expense of $243,000 at May 31, 2016 and reduced the net carrying balance of the deposits for acquisition of intangible assets to $-0-.

NOTE 6 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the year ended May 31, 2016, the Company purchased $3,874 worth of music inventory. The amount of music inventory held at May 31, 2016 was $8,019.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2016	May 31, 2015
Notes payable to a corporation, non interest bearing, due on demand, unsecured	$30,000	$55,000
Note payable to an individual, stated interest of $15,000, due on October 15, 2014, in default (A)	50,000	50,000
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an individual, non interest bearing, due on August 23, 2015, in default (C)	25,000	—
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	—
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	25,000	—
Note payable to an individual, stated interest of $2,500, due on October 31, 2015, in default (F)	25,000	—
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	—
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	—
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	—
Convertible note payable to an entity, interest at 10%, due on June 25, 2016 (J)	36,826	—
Note payable to an individual, stated interest of $2,500, due on December 18, 2015, in default (K)	25,000	—
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $11,202 (L)	8,798	—
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $11,585 (M)	8,415	—
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 – net of discount of $21,378 (N)	14,122	—
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 – net of discount of $26,065 (O)	17,935	—
Total Notes Payable	466,096	130,000
Less: Current Portion	(466,096)	(130,000)
Long-Term Notes Payable	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

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

May 31, 2016

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

(J) On September 25, 2015, the Company issued a $55,750 Convertible Promissory Note to a lender for net loan proceeds of $45,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on June 25, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date or (b) $.00605 per share. See Note 9 (Derivative Liability).

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

(L) On December 22, 2015, the Company issued a $20,000 Convertible Promissory Note to a lender for net loan proceeds of $15,000. The note bears interest at a rate of 12% per annum, is due on December 22, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(M) On December 29, 2015, the Company issued a $20,000 Convertible Promissory Note to a lender for net loan proceeds of $15,000. The note bears interest at a rate of 12% per annum, is due on December 22, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(N) On February 12, 2016, the Company issued a $35,500 Convertible Promissory Note to a lender for net loan proceeds of $27,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on November 12, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date or (b) $.00605 per share. See Note 9 (Derivative Liability).

(O) On March 17, 2016, the Company issued a $44,000 Convertible Promissory Note to a lender for net loan proceeds of $30,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on September 17, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 65% of the lowest Trading

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

Price during the 30 Trading Day period prior to the Conversion Date or (b) 65% of the lowest Market Price during the 30 day Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2016	May 31, 2015
Note payable to an individual significant stockholder, interest capped at $75,000, due on demand	$—	$150,000
Notes payable to two individual significant stockholders, interest at 0%, converted into a total of 450,881 shares of Company common stock on January 19, 2015	—	—
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	2,688	2,688
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	4,761	154,761
Less: Current Portion	(4,761)	(154,761)
Long-Term Notes Payable	$—	$—

In December 2015, the $150,000 note payable (and $75,000 accrued interest) was satisfied from the foreclosure of property securing the February 2013 Promissory Note.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

NOTE 9 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2016 consisted of:

	Face Value	Derivative Liability
Convertible note payable issued September 25, 2015, due June 25, 2016 (J)	$36,826	$50,218
Convertible note payable issued December 22, 2015, due December 22, 2016 (L)	20,000	44,000
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	20,000	44,000
Convertible note payable issued February 12, 2016, due November 12, 2016 (N)	35,500	67,773
Convertible note payable issued March 17, 2016, due September 17, 2016 (O)	44,000	64,307
Totals	$156,326	$270,298

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates of the notes ($823,405 total for the year ended May 31, 2016) and charged the applicable amounts to debt discounts ($175,250 total for the year ended May 31, 2016) and the remainder to other expense ($648,155 total for the year ended May 31, 2016). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates of the notes to the measurement date ($553,107 total decrease for the year ended May 31, 2016) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at May 31, 2016 include (1) stock price of $0.0023 per share, (2) exercise prices ranging from $0.0010 to $0.0013 per share, (3) terms ranging from 25 days to 212 days, (4) expected volatility of 445% and (5) risk free interest rates ranging from 0.27% to 0.49%.

NOTE 10 - EQUITY TRANSACTIONS

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

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

During the year ended May 31, 2016, the Company issued an aggregate of 7,700,000 shares of common stock to accredited investors in consideration of loans made to the Company.

During the year ended May 31, 2016, the Company issued an aggregate of 1,000,000 shares of common stock for consulting services rendered to the Company and was recorded as consulting fees on the statement of operations in the amount of $33,000.

During the year ended May 31, 2016, the Company issued 1,000,000 shares of common stock for late fees on promissory notes.

During the year ended May 31, 2016, the Company issued an aggregate of 10,164,933 shares of common stock for the conversion of notes payable and interest in the aggregate amount of $12,560.

During the year ended May 31, 2016, the Company issued an aggregate of 20,900,000 shares of common stock for cash in the aggregate amount of $112,600.

On March 4, 2016, the Company issued 200 shares of Series A Preferred Stock to our chief executive officer for consulting services rendered to the Company and was recorded as consulting fees on the statement of operations in the amount of $10,000. Each share of Series A Preferred Stock is entitled to 2,000,000 votes. The Series A Preferred Stock has no conversion, liquidation, or dividend rights.

During the years ended May 31, 2016 and 2015, 360,000 and 652,000 warrants (which were exercisable at $1.00 per share) respectively, expired without being exercised. At May 31, 2016, there are no stock options or warrants outstanding.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On November 15, 2012 and June 3, 2013, the Company executed General Services Agreements with two other service providers. The agreements provided for monthly compensation of $1,000 and $500, respectively, and were to remain in full force and effect until either party provided 90 days and 30 days, respectively, notice of termination to the other party. Effective September 1, 2015, these two agreements were replaced by Consulting Agreements to provide for monthly compensation of $5,000 to each of the two service providers. The term of the agreements is from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate both of these Consulting Agreements at any time without cause.

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

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2016

Equity Purchase Agreement

On July 24, 2015, the Company executed an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (“Kodiak”) and issued a Promissory Note to Kodiak with a $50,000 face value for services rendered in association with the Equity Purchase Agreement (see Note 7). The Equity Purchase Agreement (which expires July 24, 2016) provides for Kodiak to purchase up to $1,000,000 of the Company’s common stock to be sold at a 30% discount to market. The Company is required to file and have declared effective a Registration Statement with the SEC relating to these shares. The Company initially filed a Registration Statement with the SEC on October 9, 2015; the amended Registration Statement was declared effective on February 17, 2016.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at May 31, 2016 of $2,375,737 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2017 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13 - SUBSEQUENT EVENTS

On July 22, 2016, the Company increased its authorized common stock from 500,000,000 shares to 2,000,000,000 shares and reduced the par value of the common stock from $0.001 to $0.0001 per share.

From June 1, 2016 to September 9, 2016, the Company issued an aggregate of 20,000,000 shares of its common stock to certain consulting personnel for services provided.

From June 1, 2016 to September 9, 2016, the Company issued an aggregate of 141,944,553 shares of its common stock for the conversion of notes payable and interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A – No change in accountant for the annual period ended May 31, 2016 and to present.

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

As of May 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

(1) The business address of each of our directors is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89121

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•                     the director is, or at any time during the past three years was, an employee of the company;

•                     the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•                     a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•                     the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•                     the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2016, the Board held no in-person meetings.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2016 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended May 31, 2016; thus these items are omitted from the table below:

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation (1)	Total
Marc Angell	2016	$—	$ 10,000 (2)	$—	$10,000
Chief Executive Officer	2015	$—	$—	$—	$—
Secretary

(1)	Accrued consulting fees were never paid and were eliminated per agreement . See Note 11 to the financial statements.
(2)	On March 4, 2016, the Company issued 200 shares of Series A Preferred Stock to Mr. Angell.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Except for (2) above, there were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 9, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89121. As of September 9, 2016, there were 286,156,045 shares of common stock issued and outstanding, and 200 shares of Series A Preferred Stock issued and outstanding. Each of our shares of common stock holds one vote. Each share of Series A Preferred Stock has 2,000,000 votes. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	0	39,112,422	39,112,422	13.67%
Marc Angell(2)	0	39,112,422	39,112,422	13.67%
All directors/director nominees and executive officers as a group (1 person)	0	39,112,422	39,112,422	13.67%

(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 20,000,000 shares of common stock she granted to the Angell Family Trust, and 19,112,422 shares of common stock granted by her husband, Marc Angell, to the Angell Family Trust.
(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 19,112,422 shares of common stock he granted to the Angell Family Trust, and 20,000,000 shares of common stock his wife, Jacquie Angell, granted to the Angell Family Trust. Excludes 200 shares of Series A Preferred Stock held by Mr. Angell which have super-voting rights, but no conversion, dividend, or liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Angell would beneficially hold 58.30% of the voting securities of the Company.

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

On March 4, 2016, the Board of Directors of Music of Your Life, Inc., a Florida corporation (the “Company”) issued all 200 previously authorized but unissued shares of Series A Preferred Stock (the “Preferred Stock”) to the Company’s sole officer and director Marc Angell. At September 9, 2016, the Preferred Stock collectively holds 58.30% of the total voting power of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees invoiced by our former independent registered accounting firm, Pritchett Siler & Hardy, P.C. during the fiscal year ended May 31, 2015 and our present independent registered accounting firm Michael T. Studer, CPA P.C. during the fiscal years ended May 31, 2015 and 2016:

	2016	2015
Audit Fees	$25,000	$10,955
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$25,000	$10,955

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Merger Agreement by and between Zhong Sen International Tea Company, Music of Your Life, Inc., Music of Your Life Merger Sub, Inc. dated May 31, 2013(incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 5, 2013).
3.1	Amended and Restated Articles of Incorporation dated July 21, 2016.
14.1	Code of Ethics for the Registrant
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marc Angell.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Marc Angell.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: September 13, 2016	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 13, 2016
Marc Angell

//s/ Marc Angell	Director	September 13, 2016
Marc Angell

