Form 10-Q
period 2016-08-31
MUSIC OF YOUR LIFE INC
filed 2016-10-24
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 18, 2016, there were 380,956,153 shares of $0.001 par value common stock, issued and outstanding.

2

 PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	August 31,	May 31,
	2016	2016
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$41,744	$24,213
Loans receivable from related party	15,950	15,950

Total Current Assets	57,694	40,163

OTHER ASSETS

Deposits for acquisition of intangible assets (less allowance for
impairment of $243,000 and $243,000, respectively)	—	—
Music inventory	9,706	8,019
Trademark	5,990	5,290

Total Other Assets	15,696	13,309

TOTAL ASSETS	$73,390	$53,472

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$9,911	$8,970
Accrued interest payable on notes payable	98,683	91,804
Accrued consulting fees	87,300	61,800
Notes payable	495,614	466,096
Notes payable to related parties	4,761	4,761
Derivative liability	322,351	270,298

Total Current Liabilities	1,018,620	903,729

TOTAL LIABILITIES	1,018,620	903,729

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares
authorized, 282,867,775 and 124,211,492 shares issued
and outstanding, respectively	282,868	124,212
Common stock payable - 300,000 shares	8,460	8,460
Additional paid-in-capital	1,410,036	1,392,808
Accumulated deficit	(2,646,594)	(2,375,737)

Total Stockholders' Deficit	(945,230)	(850,257)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$73,390	$53,472

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2016	2015

NET REVENUES	$1,193	$2,718

OPERATING EXPENSES

Salaries and Consulting fees	96,350	39,500
Professional fees	90,465	14,282
Selling, general and administrative	59,902	42,796

Total Operating Expenses	246,717	96,578

LOSS FROM OPERATIONS	(245,524)	(93,860)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	54,948	—
Interest expense (including amortization of debt discounts
of $66,334 and $35,290 respectively)	(80,281)	(40,858)

Total Other Income (Expenses)	(25,333)	(40,858)

LOSS BEFORE INCOME TAXES	(270,857)	(134,718)

INCOME TAX EXPENSE	—	—

NET LOSS	$(270,857)	$(134,718)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	210,064,655	85,701,994

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(270,857)	$(134,718)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	69,000	33,000
Expense (income) from derivative liability	(54,947)	—
Amortization of debt discounts	66,334	35,290
Changes in operating assets and liabilities:
Music inventory	(1,687)	(648)
Accounts payable	941	(3,625)
Accrued interest payable on notes payable	13,947	5,568
Accrued consulting fees	25,500	200

Net Cash Used by Operating Activities	(151,769)	(64,933)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposits for acqusition of intangible assets	—	(19,500)
Trademark	(700)	—

Net Cash Used by Investing Activities	(700)	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	185,000	185,000
Payments on notes payable	(15,000)	(62,500)

Net Cash Provided by Financing Activities	170,000	122,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,531	38,067

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,213	14,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,744	$53,016

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Beneficial conversion feature credited to additional paid in capital	$—	$25,610
Initial derivative liability charged to debt discounts	$107,000	$—
Conversion of debt and accrued interest into common stock	$106,884	$—

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2016

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2016 are not necessarily indicative of results that may be expected for the year ending May 31, 2017.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 9). As of August 31, 2016, the balance due on this loan was $15,950.

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

At May 31, 2016, it was not certain whether the intangible assets will ultimately be assigned to the Company. Further, it is not more likely than not that the Company will be able to generate sufficient future cash flows from these assets to recover any or all of the $243,000 deposits balance. Accordingly, the Company recognized a provision for impairment expense of $243,000 at May 31, 2016 and reduced the net carrying balance of the deposits for acquisition of intangible assets to $-0-.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2016

(Unaudited)

NOTE 4 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2016, the Company purchased $1,687 worth of music inventory. The amount of music inventory held at August 31, 2016 was $9,706.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2016	May 31, 2016
Notes payable to a corporation, non interest bearing, due on demand, unsecured	$43,000	$30,000
Note payable to an individual, stated interest of $15,000, due on October 15, 2014, in default (A)	23,750	50,000
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an individual, non interest bearing, due on August 23, 2015, in default (C)	25,000	25,000
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	25,000
Note payable to an individual, stated interest of $2,500, due on October 31, 2015, in default (F)	25,000	25,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on June 25, 2016 (J)	—	36,826
Note payable to an individual, stated interest of $2,500, due on December 18, 2015, in default (K)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $6,175 and $11,202, respectively (L)	13,825	8,798
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $6,557 and $11,585, respectively (M)	13,443	8,415
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 – net of discount of $9,458 and $21,378, respectively (N)	7,302	14,122
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 – net of discount of $4,065 and $26,065, respectively (O)	39,935	17,935
Note payable to a family trust, interest at 10%, due on November 30, 2016 (P)	25,000	—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2016

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on March 17, 2017 – net of discount of $36,808 and $-0-, respectively (Q)	13,942	—
Convertible note payable to an entity, interest at 10%, due on April 21, 2017 – net of discount of $47,833 and $-0-, respectively (R)	8,417	—
Note payable to an individual, non interest bearing, due on demand	25,000	—

Total Notes Payable	495,614	466,096
Less: Current Portion	(495,614)	(466,096)
Long-Term Notes Payable	$—	$—

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

August 31, 2016

(Unaudited)

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

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2016

(Unaudited)

(O) On March 17, 2016, the Company issued a $44,000 Convertible Promissory Note to a lender for net loan proceeds of $30,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on September 17, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 65% of the lowest Trading Price during the 30 Trading Day period prior to the Conversion Date or (b) 65% of the lowest Market Price during the 30 day Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(P) On June 3, 2016, the Company issued a $25,000 Promissory Note. The note bears interest at a rate of 10% per annum and is due on November 30, 2016.

(Q) On June 17, 2016, the Company issued a $50,750 Convertible Promissory Note to a lender for net loan proceeds of $44,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on March 17, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(R) On July 21, 2016, the Company issued a $56,250 Convertible Promissory Note to a lender for net loan proceeds of $50,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on April 21, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of (a) $0.0005 per share or (b) the closing bid price three business days after the date of the Notice of Conversion. See Note 7 (Derivative Liability).

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2016	May 31, 2016
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$2,688	$2,688
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	4,761	4,761
Less: Current Portion	(4,761)	(4,761)
Long-Term Notes Payable	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2016

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

The derivative liability at August 31, 2016 consisted of:

	Face Value	Derivative Liability
Convertible note payable issued December 22, 2015, due December 22, 2016 (L)	$20,000	$36,000
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	20,000	36,000
Convertible note payable issued February 12, 2016, due November 12, 2016 (N)	35,500	11,732
Convertible note payable issued March 17, 2016, due September 17, 2016 (O)	44,000	33,846
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	50,750	92,273
Convertible note payable issued July 21, 2016, due April 21, 2017 (R)	56,250	112,500
Totals	$226,500	$322,351

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates of the notes ($537,992 total for the three months ended August 31, 2016) and charged the applicable amounts to debt discounts ($107,000 total for the three months ended August 31, 2016) and the remainder to other expense ($430,992 total for the three months ended August 31, 2016). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates of the notes to the measurement date ($485,940 total decrease for the three months ended August 31, 2016) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at August 31, 2016 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.0005 to $0.00065 per share, (3) terms ranging from 17 days to 233 days, (4) expected volatility of 508% and (5) risk free interest rates ranging from 0.26% to 0.51%.

NOTE 8 - EQUITY TRANSACTIONS

During the quarter ended August 31, 2016 the Company issued a total of 20,000,000 shares of common stock to 3 service providers for legal, accounting and consulting services rendered to the Company. The total fair value of the 20,000,000 shares at dates of issuance was $69,000, which has been charged to salaries and consulting fees ($18,500) and professional fees ($50,500) on the statement of operations.

During the quarter ended August 31, 2016 the Company issued an aggregate of 138,656,283 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $106,884.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2016

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Service Agreements

On November 5, 2012, the Company executed a General Services Agreement with the Company’s chief executive officer. The agreement provided for monthly compensation of $10,000 and was to remain in full force and effect until either party provided 30 days notice of termination to the other party. Effective May 31, 2015, the chief executive officer agreed to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 in exchange for the Company’s agreement to waive collection of $100,000 of the remaining $115,950 loans receivable balance due from the chief executive officer at May 31, 2015 before this transaction (see Note 2). As of May 31, 2015, this agreement has been terminated. For the three months ended August 31, 2016, the chief executive officer was paid $32,000 in consulting fees.

On November 15, 2012 and June 3, 2013, the Company executed General Services Agreements with two other service providers. The agreements provided for monthly compensation of $1,000 and $500, respectively, and were to remain in full force and effect until either party provided 90 days and 30 days, respectively, notice of termination to the other party. Effective September 1, 2015, these two agreements were replaced by Consulting Agreements to provide for monthly compensation of $5,000 to each of the two service providers. The term of agreements is from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate both of these Consulting Agreements at any time without cause.

Effective September 1, 2015, the Company entered into a Consulting Agreement with another service provider. The agreement provides for monthly compensation of $1,000 for a term from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate this Consulting Agreement at any time without cause.

Equity Purchase Agreement

On July 24, 2015, the Company executed an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (“Kodiak”) and issued a Promissory Note to Kodiak with a $50,000 face value for services rendered in association with the Equity Purchase Agreement (see (D) on Note 5). The Equity Purchase Agreement (which expired July 24, 2016) provided for Kodiak to purchase up to $1,000,000 of the Company’s common stock to be sold at a 30% discount to market. The Company was required to file and have declared effective a Registration Statement with the SEC relating to these shares. The Company initially filed a Registration Statement with the SEC on October 9, 2015; the amended Registration Statement was declared effective on February 17, 2016.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2016, the Company had negative working capital of $960,926 and an accumulated deficit of $2,646,594. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

August 31, 2016

(Unaudited)

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 - SUBSEQUENT EVENTS

From August 31, 2016 to October 18, 2016, the Company issued an aggregate of 98,088,378 shares of common stock for the conversion of notes payable and accrued interest.

On October 3, 2016, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 shares to 2,000,000,000 shares and to change the par value of both the common stock and preferred stock from $0.001 per share to $0.0001 per share.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2016 and 2015.

Revenues. The Company generated net revenues of $1,193 and $2,718 during the three months ended February 29, 2016 and 2015, respectively. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales were $-0- for both the three months ended Augusts 31, 2016 and 2015. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $96,350 and $39,500 for the three months ended August 31, 2016 and 2015, respectively. This expense category included stock-based compensation to consultants of $18,500 and $33,000 for the three months ended August 31, 2016 and 2015, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $90,465 and $14,282 for the three months ended August 31, 2016 and 2015, respectively. This expense category included stock based compensation to service providers of $50,000 for the three months ended August 31, 2016. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $59,902 and $42,796 for the three months ended August 31, 2016 and 2015, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expenses of $25,333 and $40,858 for the three months ended August 31, 2016 and 2015, respectively. During the three months ended August 31, 2016, other expenses incurred were comprised of interest expenses related to notes payable in the amount of $80,281, which included the amortization of debt discounts of $66,334. During the three months ended August 31, 2016, the Company also recorded a gain on the change in fair value of derivative liability in the amount of $54,948.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2016, our primary source of liquidity consisted of $41,744 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2016 of $960,926 and $2,646,594, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2016 of $270,857. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2016 the Company issued 20,000,000 shares to 3 service providers of common stock for legal, accounting, and consulting services rendered to the Company which was recorded as expenses on the statement of operations in the amount of $69,000.

During the quarter ended August 31, 2016 the Company issued an aggregate of 138,656,283 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $106,884.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on ten notes payable aggregating $305,750 at August 31, 2016. See Note 5 to the Consolidated Financial Statements.

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

Music of Your Life, Inc.

Date: October 24, 2016	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

