Form 10-Q
period 2016-11-30
MUSIC OF YOUR LIFE INC
filed 2017-01-23
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 17, 2017, there were 843,749,553 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	November 30,	May 31,
	2016	2016
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$51,228	$24,213
Loans receivable from related party	15,950	15,950

Total Current Assets	67,178	40,163

OTHER ASSETS

Deposits for acquisition of intangible assets (less allowance for
impairment of $243,000 and $243,000, respectively)	—	—
Music inventory	11,026	8,019
Trademark	5,990	5,290

Total Other Assets	17,016	13,309

TOTAL ASSETS	$84,194	$53,472

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$20,187	$8,970
Accrued interest payable on notes payable	102,206	91,804
Accrued consulting fees	110,800	61,800
Notes payable	551,241	466,096
Notes payable to related parties	4,761	4,761
Derivative liability	255,484	270,298

Total Current Liabilities	1,044,679	903,729

TOTAL LIABILITIES	1,044,679	903,729

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 652,849,553 and 124,211,492 shares issued
and outstanding, respectively	652,850	124,212
Common stock payable - 300,000 shares	8,460	8,460
Additional paid-in-capital	1,112,233	1,392,808
Accumulated deficit	(2,734,028)	(2,375,737)

Total Stockholders' Deficit	(960,485)	(850,257)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$84,194	$53,472

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
NET REVENUES	$1,645	$1,081	$2,838	$3,799
OPERATING EXPENSES
Salaries and Consulting fees	76,500	52,000	172,850	91,500
Professional fees	40,542	34,288	131,007	48,570
Selling, general and administrative	44,825	39,712	104,727	82,508
Total Operating Expenses	161,867	126,000	408,584	222,578
LOSS FROM OPERATIONS	(160,222)	(124,919)	(405,746)	(218,779)
OTHER INCOME (EXPENSES)
Income (expense) from derivative liability	154,617	(382,025)	209,565	(382,025)
Interest expense (including amortization of debt discounts
of $73,120, $89,796, $139,454 and $125,086 respectively)	(81,829)	(106,403)	(162,110)	(147,261)
Promissory Note issued to entity for services relating to
Equity Financing Agreement	—	—	—	(50,000)
Total Other Income (Expenses)	72,788	(488,428)	47,455	(579,286)
LOSS BEFORE INCOME TAXES	(87,434)	(613,347)	(358,291)	(798,065)
INCOME TAX EXPENSE	—	—	—	—
NET LOSS	$(87,434)	$(613,347)	$(358,291)	$(798,065)
BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding	456,468,149	91,753,152	333,266,402	88,711,040
The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358,291)	$(798,065)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	81,000	33,000
Promissory Note issued to entity for services relating to
Equity Financing Agreement	50,000
Expense (income) from derivative liability	(209,565)	382,025
Amortization of debt discounts	139,454	125,086
Changes in operating assets and liabilities:
Music inventory	(3,007)	(1,304)
Accounts payable	11,217	(6,321)
Accrued interest payable on notes payable	22,657	22,175
Accrued consulting fees	49,000	27,700
Net Cash Used by Operating Activities	(267,535)	(165,704)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits for acquisition of intangible assets	—	(46,000)
Trademark	(700)	(400)
Net Cash Used by Investing Activities	(700)	(46,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	322,750	290,750
Payments on notes payable	(27,500)	(62,500)
Net Cash Provided by Financing Activities	295,250	228,250
NET INCREASE IN CASH AND CASH EQUIVALENTS	27,015	16,146
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,213	14,949
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,228	$31,095
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$194,750	$55,750
Conversion of debt and accrued interest into common stock	$167,063	$—
Common stock issued as part of Promissory Note loans recorded as debt discounts and credited to common stock and additional
paid in capital	$—	$117,176
The accompanying notes are an integral part of these financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2016 are not necessarily indicative of results that may be expected for the year ending May 31, 2017.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 9). As of November 30, 2016, the balance due on this loan was $15,950.

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

At May 31, 2016, it was not certain whether the intangible assets will ultimately be assigned to the Company. Further, it was not more likely than not that the Company will be able to generate sufficient future cash flows from these assets to recover any or all of the $243,000 deposits balance. Accordingly, the Company recognized a provision for impairment expense of $243,000 at May 31, 2016 and reduced the net carrying balance of the deposits for acquisition of intangible assets to $-0-.

NOTE 4 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the six months ended November 30, 2016, the Company purchased $3,007 worth of music inventory. The amount of music inventory held at November 30, 2016 was $11,026.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2016	May 31, 2016
Notes payable to a corporation, non interest bearing, due on demand, unsecured	$41,500	$30,000
Note payable to an individual, stated interest of $15,000, due on October 15, 2014, in default (A)	20,750	50,000
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an individual, non interest bearing, due on August 23, 2015, in default (C)	25,000	25,000
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	25,000
Note payable to an individual, stated interest of $2,500, due on October 31, 2015, in default (F)	25,000	25,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on June 25, 2016 (J)	—	36,826
Note payable to an individual, stated interest of $2,500, due on December 18, 2015, in default (K)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $1,202 and $11,202, respectively (L)	13,298	8,798
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $1,585 and $11,585, respectively (M)	18,415	8,415
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 – net of discount of $-0- and $21,378, respectively (N)	—	14,122
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 – net of discount of $-0- and $26,065, respectively (O)	28,268	17,935

Note payable to a family trust, interest at 10%, due on November 30, 2016 (P)	25,000	—
Convertible note payable to an entity, interest at 10%, due on March 17, 2017 – net of discount of $19,891 and $-0-, respectively (Q)	30,859	—
Convertible note payable to an entity, interest at 10%, due on June 13, 2017 – net of discount of $29,151 and $-0-, respectively (R)	27,099	—
Convertible note payable to an entity, interest at 10%, due on April 21, 2017 – net of discount of $29,108 and $-0-, respectively (S)	11,642	—
Convertible note payable to an entity, interest at 12%, due on August 16, 2017 – net of discount of $44,590 and $-0-, respectively (T)	2,410	—
Notes payable to individuals, non interest bearing, due on demand	50,000	—

Total Notes Payable	551,241	466,096
Less: Current Portion	(551,241)	(466,096)
Long-Term Notes Payable	$—	$—

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

(M) On December 29, 2015, the Company issued a $20,000 Convertible Promissory Note to a lender for net loan proceeds of $15,000. The note bears interest at a rate of 12% per annum, is due on December 29, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(N) On February 12, 2016, the Company issued a $35,500 Convertible Promissory Note to a lender for net loan proceeds of $27,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), was due on November 12, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date or (b) $.00605 per share. See Note 7 (Derivative Liability).

(O) On March 17, 2016, the Company issued a $44,000 Convertible Promissory Note to a lender for net loan proceeds of $30,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), was due on September 17, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 65% of the lowest Trading Price during the 30 Trading Day period prior to the Conversion Date or (b) 65% of the lowest Market Price during the 30 day Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(P) On June 3, 2016, the Company issued a $25,000 Promissory Note. The note bears interest at a rate of 10% per annum and was due on November 30, 2016.

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

(S) On September 13, 2016, the Company issued a $40,750 Convertible Promissory Note to a lender for net loan proceeds of $35,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on June 13, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of (a) $0.0005 per share or (b) the closing bid price three business days after the date of the Notice of Conversion. See Note 7 (Derivative Liability).

(T) On November 16, 2016, the Company issued a $47,000 Convertible Promissory Note to a lender for net loan proceeds of $40,000. The note bears interest at a rate of 12% per annum (24% per annum default rate), is due on August 16, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	November 30, 2016	May 31, 2016
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$2,688	$2,688
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	4,761	4,761
Less: Current Portion	(4,761)	(4,761)
Long-Term Notes Payable	$—	$—

NOTE 7 – DERIVATIVE LIABILITY

The derivative liability at November 30, 2016 consisted of:

	Face Value	Derivative Liability
Convertible note payable issued December 22, 2015, due December 22, 2016 (L)	$14,500	$20,000
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	20,000	20,000
Convertible note payable issued March 17, 2016, due September 17, 2016 (O)	28,268	21,744
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	50,750	92,273
Convertible note payable issued July 21, 2016, due April 21, 2017 (R)	56,250	22,500
Convertible note payable issued September 13, 2016, due June 13, 2017 (S)	40,750	16,300
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	47,000	62,667
Totals	$257,518	$255,484

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates of the notes ($689,042 total for the six months ended November 30, 2016) and charged the applicable amounts to debt discounts ($194,750 total for the six months ended November 30, 2016) and the remainder to other expense ($494,292 total for the six months ended November 30, 2016). The increase (decrease) in the fair value of the derivative liability from the respective issuance dates of the notes to the measurement date ($703,857 total decrease for the six months ended November 30, 2016) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at November 30, 2016 include (1) stock price of $0.0002 per share, (2) exercise prices ranging from $0.0001 to $0.0005 per share, (3) terms ranging from -0- days to 273 days, (4) expected volatility of 492% and (5) risk free interest rates ranging from 0.39% to 0.88%.

NOTE 8 - EQUITY TRANSACTIONS

During the six months ended November 30, 2016 the Company issued a total of 60,000,000 shares of common stock to 3 service providers for legal, accounting and consulting services rendered to the Company. The total fair value of the 60,000,000 shares at dates of issuance was $81,000, which has been charged to salaries and consulting fees ($18,500) and professional fees ($62,500) on the statement of operations.

During the six months ended November 30, 2016 the Company issued an aggregate of 468,638,061 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $167,063.

On October 3, 2016, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 2,000,000,000 shares and to change the par value of both the common stock and preferred stock from $0.001 per share to $0.0001 per share.

On November 9, 2016, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000,000 to 10,000,000,000 shares and to amend the voting rights for the Series A Preferred Stock. As amended, each share of Series A Preferred Stock shall have voting rights equal to four times the sum of (a) all shares of Common Stock issued and outstanding at the time of voting; plus (b) the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting; divided by (c) the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. The Series A Preferred Stock continues to have no conversion, liquidation, or dividend rights.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Service Agreements

On November 5, 2012, the Company executed a General Services Agreement with the Company’s chief executive officer. The agreement provided for monthly compensation of $10,000 and was to remain in full force and effect until either party provided 30 days notice of termination to the other party. Effective May 31, 2015, the chief executive officer agreed to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 in exchange for the Company’s agreement to waive collection of $100,000 of the remaining $115,950 loans receivable balance due from the chief executive officer at May 31, 2015 before this transaction (see Note 2). As of May 31, 2015, this agreement has been terminated. For the six months ended November 30, 2016, the chief executive officer was paid $72,500 in consulting fees.

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2016, the Company had negative working capital of $977,501 and an accumulated deficit of $2,734,028. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to November 30, 2016, the Company issued an aggregate of 157,900,000 shares of common stock for the conversion of debt.

Subsequent to November 30, 2016, the Company issued an aggregate of 33,000,000 shares of common stock for services rendered to the Company.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2016 and 2015.

Revenues. The Company generated net revenues of $1,645 and $1,081 during the three months ended November 30, 2016 and 2015, respectively. The Company generated net revenues of $2,838 and $3,799 during the six months ended November 30, 2016 and 2015, respectively. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales were $-0- for both the three and six months ended November 30, 2016 and 2015. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $76,500 and $52,000 for the three months ended November 30, 2016 and 2015, respectively. Salaries and consulting fees were $172,850 and $91,500 for the six months ended November 30, 2016 and 2015, respectively. This expense category included stock-based compensation to consultants of $18,500 and $33,000 for the six months ended November 30, 2016 and 2015, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $40,542 and $34,288 for the three months ended November 30, 2016 and 2015, respectively. Professional fees were $131,007 and $48,570 for the six months ended November 30, 2016 and 2015, respectively. This expense category included stock based compensation to service providers of $62,500 for the six months ended November 30, 2016. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $44,825 and $39,712 for the three months ended November 30, 2016 and 2015, respectively. Selling, general and administrative expenses were $104,727 and $82,508 for the six months ended November 30, 2016 and 2015, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other income of $72,788 for the three months ended November 30, 2016 compared to net other expenses of $488,428 for the three months ended August 31, 2015. The Company had net other income of $47,455 for the six months ended November 30, 2016 compared to net other expenses of $579,286 for the six months ended August 31, 2015. During the six months ended November 30, 2016, other expenses incurred were comprised of interest expenses related to notes payable in the amount of $162,110, which included the amortization of debt discounts of $139,454. During the six months ended November 30, 2016, the Company also recorded a gain on the change in the fair value of the derivative liability in the amount of $209,565.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2016, our primary source of liquidity consisted of $51,228 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2016 of $977,501 and $2,734,028, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2016 of $358,291. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended November 30, 2016 the Company issued 60,000,000 shares to 3 service providers of common stock for legal, accounting, and consulting services rendered to the Company which was recorded as expenses on the statement of operations in the amount of $81,000.

During the six months ended November 30, 2016 the Company issued an aggregate of 468,638,061 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $167,063.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on ten notes payable aggregating $302,750 at November 30, 2016. See Note 5 to the Consolidated Financial Statements.

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

Music of Your Life, Inc.

Date: January 23, 2016	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

