Form 10-Q
period 2017-02-28
MUSIC OF YOUR LIFE INC
filed 2017-04-19
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 14, 2017, there were 1,123,986,326 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets
ASSETS
	February 28,	May 31,
	2017	2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$24,698	$24,213
Loans receivable from related party	15,950	15,950
Total Current Assets	40,648	40,163
OTHER ASSETS
Deposits for acquisition of intangible assets (less allowance for
impairment of $243,000 and $243,000, respectively)	—	—
Music inventory	12,504	8,019
Trademark	7,115	5,290
Total Other Assets	19,619	13,309
TOTAL ASSETS	$60,267	$53,472
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$22,231	$8,970
Accrued interest payable on notes payable	111,073	91,804
Accrued consulting fees	136,300	61,800
Notes payable	606,299	466,096
Notes payable to related parties	12,261	4,761
Derivative liability	324,285	270,298
Total Current Liabilities	1,212,449	903,729
TOTAL LIABILITIES	1,212,449	903,729
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 1,025,780,758 and 124,211,492 shares issued
and outstanding, respectively	102,578	12,421
Common stock payable - 300,000 shares	8,460	8,460
Additional paid-in-capital	1,719,420	1,504,599
Accumulated deficit	(2,982,640)	(2,375,737)
Total Stockholders' Deficit	(1,152,182)	(850,257)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$60,267	$53,472
The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2017	2016	2017	2016
NET REVENUES	$777	$338	$3,615	$4,137
OPERATING EXPENSES
Salaries and Consulting fees	87,900	52,000	260,750	143,500
Professional fees	18,795	28,889	149,802	77,459
Selling, general and administrative	37,953	27,325	142,680	109,833
Total Operating Expenses	144,648	108,214	553,232	330,792
LOSS FROM OPERATIONS	(143,871)	(107,876)	(549,617)	(326,655)
OTHER INCOME (EXPENSES)
Income (expense) from derivative liability	(22,051)	(333,220)	187,514	(715,245)
Interest expense (including amortization of debt discounts
of $73,097, $33,396, $212,551 and $158,482 respectively)	(82,690)	(76,760)	(244,800)	(224,021)
Promissory Note issued to entity for services relating to
Equity Financing Agreement	(50,000)
Total Other Income (Expenses)	(104,741)	(409,980)	(57,286)	(989,266)
LOSS BEFORE INCOME TAXES	(248,612)	(517,856)	(606,903)	(1,315,921)
INCOME TAX EXPENSE	—	—	—	—
NET LOSS	$(248,612)	$(517,856)	$(606,903)	$(1,315,921)
BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding	833,172,870	92,146,559	498,070,732	89,852,033

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	February 28,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(606,903)	$(1,315,921)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock payable for late fees	—	33,460
Common stock issued for services	96,900	33,000
Promissory Note issued to entity for services relating to
Equity Financing Agreement	—	50,000
Expense (income) from derivative liability	(187,514)	715,245
Amortization of debt discounts	212,551	158,482
Changes in operating assets and liabilities:
Music inventory	(4,485)	(2,956)
Accounts payable	13,261	718
Accrued interest payable on notes payable	32,250	32,080
Accrued consulting fees	74,500	45,600
Net Cash Used by Operating Activities	(369,440)	(250,292)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits for acquisition of intangible assets	—	(55,000)
Trademark	(1,825)	(625)
Net Cash Used by Investing Activities	(1,825)	(55,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	391,750	366,250
Proceeds from notes payable to related parties	7,500	—
Payments on notes payable	(27,500)	(65,000)
Net Cash Provided by Financing Activities	371,750	301,250
NET INCREASE IN CASH AND CASH EQUIVALENTS	485	(4,667)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,213	14,949
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,698	$10,282
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$241,500	$420,636
Conversion of debt and accrued interest into common stock	$208,078	$—
Common stock issued as part of Promissory Note loans recorded as debt discounts and credited to common stock and additional
paid in capital	$—	$117,176
The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2017

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2017 are not necessarily indicative of results that may be expected for the year ending May 31, 2017.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 9). As of February 28, 2017, the balance due on this loan was $15,950.

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

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2017

(Unaudited)

NOTE 4 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 28, 2017, the Company purchased $4,485 worth of music inventory. The amount of music inventory held at February 28, 2017 was $12,504.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2017	May 31, 2016
Notes payable to a corporation, non-interest bearing, due on demand, unsecured	$53,750	$30,000
Note payable to an individual, stated interest of $15,000, due on October 15, 2014, in default (A)	17,750	50,000
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an individual, non interest bearing, due on August 23, 2015, in default (C)	25,000	25,000
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	25,000
Note payable to an individual, stated interest of $2,500, due on October 31, 2015, in default (F)	25,000	25,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on June 25, 2016 (J)	—	36,826
Note payable to an individual, stated interest of $2,500, due on December 18, 2015, in default (K)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $-0- and $11,202, respectively (L)	3,892	8,798
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 – net of discount of $-0- and $11,585, respectively (M)	20,000	8,415
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 – net of discount of $-0- and $21,378, respectively (N)	—	14,122
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 – net of discount of $-0- and $26,065, respectively (O)	1,586	17,935

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2017

(Unaudited)

Note payable to a family trust, interest at 10%, due on November 30, 2016 (P)	25,000	—
Convertible note payable to an entity, interest at 10%, due on March 17, 2017 – net of discount of $3,160 and $-0-, respectively (Q)	47,590	—
Convertible note payable to an entity, interest at 10%, due on June 13, 2017 – net of discount of $10,675 and $-0-, respectively (R)	45,575	—
Convertible note payable to an entity, interest at 10%, due on April 21, 2017 – net of discount of $15,673 and $-0-, respectively (S)	25,076	—
Convertible note payable to an entity, interest at 12%, due on August 16, 2017 – net of discount of $29,095 and $-0-, respectively (T)	17,905	—
Convertible note payable to an entity, interest at 12%, due on October 31, 2017 – net of discount of $40,575 and $-0-, respectively (U)	6,175	—
Notes payable to individuals, non-interest bearing, due on demand	60,000	—
Total Notes Payable	606,299	466,096
Less: Current Portion	(606,299)	(466,096)
Long-Term Notes Payable	$—	$—

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

February 28, 2017

(Unaudited)

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

February 28, 2017

(Unaudited)

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

(U) On January 31, 2017, the Company issued a $46,750 Convertible Promissory Note to a lender for net loan proceeds of $40,000. The note bears interest at a rate of 12% per annum (24% per annum default rate), is due on October 31, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2017

(Unaudited)

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 28, 2017	May 31, 2016
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$10,188	$2,688
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	12,261	4,761
Less: Current Portion	(12,261)	(4,761)
Long-Term Notes Payable	$—	$—

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at February 28, 2017 consisted of:

	Face Value	Derivative Liability
Convertible note payable issued December 22, 2015, due December 22, 2016 (L)	$3,892	$3,892
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	20,000	20,000
Convertible note payable issued March 17, 2016, due September 17, 2016 (O)	1,586	1,220
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	50,750	92,273
Convertible note payable issued July 21, 2016, due April 21, 2017 (R)	56,250	11,250
Convertible note payable issued September 13, 2016, due June 13, 2017 (S)	40,750	8,150
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	47,000	94,000
Convertible note payable issued November 16, 2016, due August 16, 2017 (U)	46,750	93,500
Totals	$266,978	$324,285

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates of the notes ($782,542 total for the nine months ended February 28, 207) and charged the applicable amounts to debt discounts ($241,500 total for the nine months ended February 28, 2017) and the remainder to other expense ($541,042 total for the nine months ended February 28, 2017). The increase (decrease) in the fair value of the derivative liability from

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2017

(Unaudited)

the respective issuance dates of the notes to the measurement date ($728,556 total decrease for the nine months ended February 28, 2017) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculations of the derivative liability of the notes at February 28, 2017 include (1) stock price of $0.0002 per share, (2) exercise prices ranging from $0.0001 to $0.0005 per share, (3) terms ranging from -0- days to 180 days, (4) expected volatility of 480% and (5) risk free interest rates ranging from 0.40% to 0.69%.

NOTE 8 - EQUITY TRANSACTIONS

During the nine months ended February 28, 2017 the Company issued a total of 113,000,000 shares of common stock to 7 service providers for legal, accounting and consulting services rendered to the Company. The total fair value of the 113,000,000 shares at dates of issuance was $96,900, which has been charged to salaries and consulting fees ($31,400) and professional fees ($65,500) on the statement of operations.

During the nine months ended February 28, 2017 the Company issued an aggregate of 788,569,266 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $208,078.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Service Agreements

On November 5, 2012, the Company executed a General Services Agreement with the Company’s chief executive officer. The agreement provided for monthly compensation of $10,000 and was to remain in full force and effect until either party provided 30 days notice of termination to the other party. Effective May 31, 2015, the chief executive officer agreed to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 in exchange for the Company’s agreement to waive collection of $100,000 of the remaining $115,950 loans receivable balance due from the chief executive officer at May 31, 2015 before this transaction (see Note 2). As of May 31, 2015, this agreement has been terminated. For the nine months ended February 28, 2017, the chief executive officer was paid $113,000 in consulting fees.

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

February 28, 2017

(Unaudited)

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2017, the Company had negative working capital of $1,171,801 and an accumulated deficit of $2,982,640. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 - SUBSEQUENT EVENTS

From March 1, 2017 to April 14, 2017, the Company issued an aggregate of 98,205,568 shares of common stock for the conversion of debt.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 28, 2017 and 2016.

Revenues. The Company generated net revenues of $777 and $338 during the three months ended February 28, 2017 and 2016, respectively. The Company generated net revenues of $3,615 and $4,137 during the nine months ended February 28, 2017 and 2016, respectively. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales were $-0- for both the three and nine months ended February 28, 2017 and 2016. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $87,900 and $52,000 for the three months ended February 28, 2017 and 2016, respectively. Salaries and consulting fees were $260,750 and $143,500 for the nine months ended February 28, 2017 and 2016, respectively. This expense category included stock-based compensation to consultants of $31,400 and $33,000 for the nine months ended February 28, 2017 and 2016, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $18,795 and $28,889 for the three months ended February 28, 2017 and 2016, respectively. Professional fees were $149,802 and $77,459 for the nine months ended February 28, 2017 and 2016, respectively. This expense category included stock based compensation to service providers of $65,500 for the nine months ended February 28, 2017. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $37,953 and $27,325 for the three months ended February 28, 2017 and 2016, respectively. Selling, general and administrative expenses were $142,680 and $109,833 for the nine months ended February 28, 2017 and 2016, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expenses of $104,741 and $409,980 for the three months ended February 28, 2017 and 2016, respectively. The Company had net other expenses of $57,286 and $989,266 for the nine months ended February 28, 2017 and 2016, respectively. During the nine months ended February 28, 2017, other expenses incurred were comprised of interest expenses related to notes payable in the amount of $244,800, which included the amortization of debt discounts of $212,551. During the nine months ended February 28, 2017, the Company also recorded a gain on the change in the fair value of the derivative liability in the amount of $187,514.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2017, our primary source of liquidity consisted of $24,698 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 28, 2017 of $1,171,801 and $2,982,640, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2017 of $606,903. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2016 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended February 28, 2017 the Company issued 113,000,000 shares to 7 service providers of common stock for legal, accounting, and consulting services rendered to the Company which was recorded as expenses on the statement of operations in the amount of $96,900.

During the nine months ended February 28, 2017 the Company issued an aggregate of 788,569,266 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $208,078.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 14 notes payable aggregating $350,228 at February 28, 2017. See Note 5 to the Consolidated Financial Statements.

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

Music of Your Life, Inc.

Date: April 19, 2017	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

