Form 10-K
period 2017-05-31
MUSIC OF YOUR LIFE INC
filed 2017-09-13
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Music of Your Life, Inc. held by non-affiliates as of November 30, 2016 was $108,634.

As of September 11, 2017, there were 2,600,120,431 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

Music of Your Life, Inc. (hereafter, “we”, “our”, “us”, “MYL”, or the “Company”) was incorporated on January 30, 2008, in the State of Florida, as ZhongSen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August, 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”), pursuant to which Music of Your Life, Inc. (MYL Nevada) merged with a wholly-owned subsidiary of the Company, and the Company began its current operations as a multi-media entertainment company, producing live concerts, television shows and radio programming. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

Operational Overview

Music of Your Life® is an entertainment company that currently produces live radio programming 24 hours a day, syndicated to AM, FM and HD radio stations around the country, and across the Internet. Music of Your Life® has been broadcasting since 1978, making it the longest running syndicated music radio network in the world.

The Company has recently launched a new subscriber based website, charging a monthly fee for commercial free music programming, and streaming video, including live concerts, and podcasts, featuring shows hosted by celebrities.

Terrestrial and Internet Radio Industry Revenue

Revenues in the radio broadcasting industry are primarily generated in three categories: (1) over the air commercials (“OTA”); (2) digital sales from on-line streaming apps, websites, and social platforms (“Digital”); and (3) subscription based sales (“Subs”). Music of Your Life now utilizes all three of these revenue models.

•	OTA revenue for 2016 crept up .09% to $14.1 billion, indicating a leveling-off in the category after several years of decline. - Radio Advertising Bureau 2016 Year-End Report;
•	Digital revenue shot up 14% to $811 million for 2016, with an estimated 22% increase for 2017. - Radio Advertising Bureau 2016 Year-End Report.
•	Subs based revenue more than doubled in 2016 to $2.49 billion, with more than 22.6 million subscribers, a 109% increase in subscribers over the previous year.

For the first time ever, streaming music platforms generated the majority of the U.S. music industry’s revenue - Recording Industry Association of America 2016 Year-End Report.

Our Business Strategy

Music of Your Life® has several projects underway:

•	The Company has launched a new subscription based website, featuring several new music channels, streaming video, podcasts, and blogs. The website maintains the Music of Your Life terrestrial simulcast, which is free after a quick sign-up process. Current genres include Country, Rock, Pop, Jazz and a commercial-free version of the Music of Your Life Adult Standards.
5

•	Additional audio and video channels are currently under development including Comedy, Celebrity Radio, and Celebrity Sports.

•	The Company recently entered into an agreement with Sterling Venue Ventures for the right to broadcast live concerts from several venues in the Los Angeles, CA area. These live shows can be viewed on the Company’s Live Streaming website page through the Premium Subscription Service.

•	Music of Your Life has recently entered into an agreement with the House of Blues Recording Studio to record and broadcast new radio shows featuring celebrity guests, and celebrity hosts. The new shows will stream live with audio & video, and available through the Company’s Premium Subscription Service.

•	A new app for the iPhone and Android platforms is under way, which will feature new music, live & recorded video, and a podcast channel.

•	The Company is currently producing a Music of Your Life television show to commemorate forty years of broadcasting.

Objectives

Music of Your Life’s main objective is to reach the consumer with quality content, in the vehicle and on mobile devices with its various audio and video channels of music, sports, news, and podcasts. To distinguish itself from other services, Music of Your Life will expand its list of celebrity on-air personalities to host much of this expanded programming.

Another Company key objective is to partner, merge, acquire and/or license the rights to third party companies with their own quality audio and video content to enhance the Music of Your Life® value.

Market Advantage

Music of Your Life® can be heard on AM, FM, and HD radio stations across the U.S., including 5 of the top 10 markets, and to more than 90 countries worldwide over the Internet. This well-established listener base gives the company a strong market advantage over the typical Internet radio service.

Another one of the Company’s key marketing advantages comes from its theory that the listener appreciates an interactive experience to radio with disk jockeys, or show hosts. To that advantage, Music of Your Life has been the voice of many celebrities over the years hosting their own radio shows. This, “Stars Who Play the Stars” marketing approach has proven to be an advantage for the Company’s 45-up demographic that is less interested in an on-line jukebox, such as Pandora, and more interested in a traditional, interactive radio experience.

Competition

The entertainment industry is highly competitive, and we have limited financial and personnel resources with which to compete. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities. Based on the trajectory of the online streaming music industry, we believe a high degree of competition in this industry will continue for the foreseeable future.

While Pandora, Spotify, and Apple Music dominate the online streaming jukebox, Sirius stands-out in a small field of Internet radio services featuring DJ’s and on-air personalities that host their own shows. The Music of Your Life model is comparable to the profitable Sirius model, and unlike the failing online jukebox channels.

We believe that we can distinguish the Company from our competition by providing high quality content, and products, with competitive pricing, and compelling branding.

Employees

As of May 31, 2017, we currently have one full-time employee, Marc Angell our CEO. We currently have seven part-time and full-time independent contractors working with the management of the Company. Additionally, we are planning to hire other employees and contractors. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

We have undertaken preliminary investigations concerning candidates for the above positions and do not currently anticipate difficulty in filling such positions with qualified persons; however we cannot assure you that we will in fact be able to hire qualified persons for such positions when needed. Additional positions to be filled may be identified from time to time by the Company. We expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

The loss of our CEO Marc Angell would likely have a material adverse effect on the Company. We intend to reduce this risk by obtaining key-man insurance in the event that affordable insurance coverage may be obtained. We cannot assure you that the Company will be able to obtain such insurance or that the Company will be successful in recruiting needed personnel.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “MYLI”. We had approximately 2,251 registered holders of our common stock as of May 31, 2017. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on September 7, 2017 was $0.0001 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31:

	Price Range(1)
	High	Low
Fiscal May 31, 2017
Fourth quarter	$0.0003	$0.0001
Third quarter	$0.0003	$0.0002
Second quarter	$0.0013	$0.0003
First quarter	$0.013	$0.01

Fiscal May 31, 2016
Fourth quarter	$0.02	$0.002
Third quarter	$0.07	$0.009
Second quarter	$0.10	$0.131
First quarter	$0.065	$0.02

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

On May 9, 2016, the Company converted into 4,722,173 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On May 26, 2016, the Company converted into 5,442,760 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On June 10, 2016, the Company converted into 5,713,863 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On June 14, 2016, the Company converted into 5,714,446 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On June 15, 2016 the Company issued converted into 9,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on July 31, 2015.

On June 17, 2016, the Company issued an aggregate of 10,000,000 shares to two consultants of the Company pursuant to the Company’s 2016 Equity Incentive Plan.

On June 20, 2016, the Company converted into 5,714,413 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On June 22, 2016, the Company converted into 6,284,750 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On June 23, 2016, the Company converted into 6,284,767 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On June 27, 2016, the Company converted into 6,283,659 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On June 30, 2016, the Company converted into 8,458,790 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On July 6, 2016, the Company converted into 8,458,091 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On July 12, 2016, the Company converted into 8,400,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On July 14, 2016, the Company converted into 8,450,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On July 15, 2016, the Company converted into 8,438,636 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On July 19, 2016, the Company converted into 7,272,727 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On August 9, 2016, the Company issued an aggregate of 10,000,000 shares to two consultants of the Company pursuant to the Company’s 2016 Equity Incentive Plan.

On August 24, 2016, the Company converted into 11,328,671 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On August 29, 2016, the Company converted into 11,426,720 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On September 2, 2016, the Company converted into 11,426,720 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On September 9, 2016, the Company converted into 13,288,300 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on September 25, 2015.

On March 2, 2017, the Company converted into 14,674,363 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on March 17, 2016.

On March 7, 2017, the Company converted into 83,531,205 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on December 22, 2015.

On March 20, 2017, the Company converted into 500,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on August 15, 2014.

On March 24, 2017, the Company converted into 107,159,459 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on December 22, 2015.

On March 27, 2017, the Company converted into 54,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on December 22, 2015.

On April 5, 2017, the Company converted into 100,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on July 31, 2015.

On April 5, 2017, the Company converted into 100,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on June 23, 2015.

On April 25, 2017, the Company converted into 62,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on June 17, 2016.

On April 26, 2017, the Company converted into 111,274,646 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on December 22, 2015.

On May 3, 2017, the Company converted into 100,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on August 15, 2014.

On May 12, 2017, the Company converted into 62,000,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on June 17, 2016.

On May 23, 2017, the Company converted into 88,750,000 shares of common stock, a portion of that certain convertible promissory note originally issued by the Company on June 17, 2016.

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

Overview

Music of Your Life® is an entertainment company that currently produces live radio programming 24 hours a day, syndicated to AM, FM and HD radio stations around the country, and across the Internet. Music of Your Life® has been broadcasting since 1978, making it the longest running syndicated music radio network in the world. The Company has recently launched a new subscriber based website, charging a monthly fee for commercial free music programming, and streaming video, including live concerts, and podcasts, featuring shows hosted by celebrities.

Our principal sources of revenues result from selling monthly subscriptions on the Company’s redesigned website.  Expenses which comprise the costs of goods sold include licensing agreements, and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated network. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2017 and 2016.

Revenues. The Company generated net revenues of $4,252 during the year ended May 31, 2017 as compared to $4,616 for the year ended May 31, 2016. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2017 and 2016. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the year ended May 31, 2017 were $325,750 as compared to $202,500 for the year ended May 31, 2016. During the year ended May 31, 2016, we issued 1,000,000 shares of common stock to consultants during the period which resulted in $33,000 recorded as consulting expenses. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the year ended May 31, 2017 were $164,174 as compared to $107,011 for the year ended May 31, 2016. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $178,715 for the year ended May 31, 2017 as compared to $172,039 for the year ended May 31, 2016. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

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

Other Income (Expense). The Company had net other expense of $632,006 for the year ended May 31, 2017 as compared to $510,229 for the year ended May 31, 2016. Other expenses were comprised mainly of interest expenses related to notes payable. For the year ended May 31, 2017 the company incurred $463,699 in interest expense which included the amortization of debt discounts in the amount of $403,610. The Company also incurred expense from derivative liability of $168,307. For the year ended May 31, 2016, the company incurred interest expense of $365,181 and expense from derivative liability of $95,048.

Liquidity and Capital Resources

As of May 31, 2017, our primary source of liquidity consisted of $10,113 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2017 of $3,672,130 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2017 of $1,296,393. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Music of Your Life, Inc.

I have audited the accompanying consolidated balance sheets of Music of Your Life, Inc. (the “Company”) as of May 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Music of Your Life, Inc. as of May 31, 2017 and2016 and the consolidated results of their operations and cash flows for the yearsthen ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

September 13, 2017

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	May 31,	May 31,
	2017	2016

CURRENT ASSETS

Cash and cash equivalents	$10,113	$24,213
Loans receivable from related party	15,950	15,950

Total Current Assets	26,063	40,163

OTHER ASSETS

Deposits for acquisition of intangible assets (less allowance for
impairment of $243,000 and $243,000, respectively)	—	—
Music inventory	13,862	8,019
Trademark	7,340	5,290

Total Other Assets	21,202	13,309

TOTAL ASSETS	$47,265	$53,472

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$12,292	$8,970
Accrued interest payable on notes payable	59,489	91,804
Accrued consulting fees	171,550	61,800
Notes payable	733,562	466,096
Notes payable to related parties	12,261	4,761
Derivative liability	662,091	270,298

Total Current Liabilities	1,651,245	903,729

TOTAL LIABILITIES	1,651,245	903,729

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 2,409,170,431 and 124,211,492 shares issued
and outstanding, respectively	240,917	12,421
Common stock payable - 300,000 shares	8,460	8,460
Additional paid-in-capital	1,818,773	1,504,599
Accumulated deficit	(3,672,130)	(2,375,737)

Total Stockholders' Deficit	(1,603,980)	(850,257)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,265	$53,472

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations

	For the Year Ended
	May 31,
	2017	2016

NET REVENUES	$4,252	$4,616

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based compensation
of $96,900 and $33,000, respectively)	325,750	202,500
Professional fees	164,174	107,011
Selling, general and administrative	178,715	172,039
Provision for impairment of intangible assets	—	243,000

Total Operating Expenses	668,639	724,550

LOSS FROM OPERATIONS	(664,387)	(719,934)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	(168,307)	(95,048)
Interest expense (including amortization of debt discounts
of $403,610 and $222,197 respectively)	(463,699)	(365,181)
Promissory Note issued to entity for services relating to
Equity Financing Agreement	—	(50,000)

Total Other Income (Expenses)	(632,006)	(510,229)

LOSS BEFORE INCOME TAXES	(1,296,393)	(1,230,163)

INCOME TAX EXPENSE	—	—

NET LOSS	$(1,296,393)	$(1,230,163)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	842,677,919	95,028,464

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Stockholders' Deficit
For the Period from June 1, 2015 to May 31, 2017

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, June 1, 2015	—	—	83,446,559	8,345	—	973,339	(1,145,574)	(163,890)

Common stock issued as part of Promissory Note loans	—	—	7,700,000	770	—	116,406	—	117,176

Common shares issued for services	—	—	1,000,000	100	—	32,900	—	33,000

Common stock to be issued for late fees on promissory notes	—	—	—	—	33,460	—	—	33,460

Common stock issued for late fees on promissory notes	—	—	1,000,000	100	(25,000)	24,900	—	—

Common stock issued for conversion of debt	—	—	10,164,933	1,016	—	11,544	—	12,560

Common shares issued for cash	—	—	20,900,000	2,090	—	110,510	—	112,600

Debt ($150,000) and accrued interest ($75,000) satisfied from December 2015 foreclosure of property securing February 2013 Promissory Note	—	—	—	—	—	225,000	—	225,000

Preferred shares issued for services	200	—	—	—		10,000	—	10,000

Net loss for the year ended
May 31, 2016	—	—	—	—	—	—	(1,230,163)	(1,230,163)

Balance, May 31, 2016	200	—	124,211,492	12,421	8,460	1,504,599	(2,375,737)	(850,257)

Common stock issued for conversion of debt	—	—	1,671,958,939	167,196	—	93,195	—	260,391

Common shares issued for services	—	—	113,000,000	11,300	—	85,600	—	96,900

Common shares issued for cash	—	—	500,000,000	50,000	—	(10,000)	—	40,000

Beneficial conversion feature of convertible notes issued	—	—	—	—	—	145,379	—	145,379

Net loss for the year ended
May 31, 2017	—	—	—	—	—	—	(1,296,393)	(1,296,393)

Balance, May 31, 2017	200	$—	2,409,170,431	$240,917	$8,460	$1,818,773	$(3,672,130)	$(1,603,980)

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	May 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	(1,296,393)	$(1,230,163)
Adjustments to reconcile net loss to net
cash used by operating activities:
Provision for impairment of intangible assets	—	243,000
Preferred stock issued for services	—	10,000
Common stock payable for late fees	—	33,460
Common stock issued for services	96,900	33,000
Promissory Note issued to entity for services relating to
Equity Financing Agreement	—	50,000
Expense (income) from derivative liability	168,307	95,048
Amortization of debt discounts	403,610	222,197
Changes in operating assets and liabilities:
Music inventory	(5,843)	(3,874)
Accounts payable	17,280	(2,954)
Accrued interest payable on notes payable	60,089	80,275
Accrued consulting fees	109,750	61,500

Net Cash Used by Operating Activities	(446,300)	(408,511)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposits for acquisition of intangible assets	—	(59,000)
Trademark	(2,050)	(1,075)

Net Cash Used by Investing Activities	(2,050)	(60,075)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	40,000	112,600
Proceeds from notes payable	414,250	447,750
Proceeds from notes payable to related parties	7,500	—
Payments on notes payable	(27,500)	(82,500)

Net Cash Provided by Financing Activities	434,250	477,850

NET INCREASE IN CASH AND CASH EQUIVALENTS	(14,100)	9,264

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,213	14,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	10,113	$24,213

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	—	$29,250
Income taxes	—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	223,485	$175,250
Conversion of debt and accrued interest into common stock	260,391	$12,560
Beneficial conversion feature of convertible notes issued
recorded as debt discount and credited to additional paid-in capital	145,379	$—
Conversion of notes payable ($67,750) and accrued interest
($67,500) into convertible notes payable	135,250	$—
Common stock issued as part of Promissory Note loans recorded as debt discounts and credited to common stock and additional
paid in capital	—	$117,176
Debt ($150,000) and accrued interest ($75,000) satisfied from
December 2015 foreclosure of property securing February
2013 Promissory Note	—	$225,000

The accompanying notes are an integral part of these financial statements

NOTE 1 -ORGANIZATION

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

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

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

f.       Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2017 and 2016.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

g.       Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At May 31, 2017, the Company had net operating loss carryforwards of approximately $2,324,331 which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2017 and 2016:

	May 31, 2017	May 31, 2016
Deferred tax assets:
NOL Carryover	$790,273	$576,897
Valuation allowance	(790,273)	(576,897)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income for the years ended May 31, 2017 and 2016 due to the following:

	May 31, 2017	May 31, 2016
Expected tax (benefit) at 34%	$(440,774)	$(418,255)
Non-deductible provision for impairment	—	82,620
Non-deductible stock-based expenses	32,946	25,996
Non-deductible expense (non-taxable income) from derivative liability	57,225	32,316
Non-deductible amortization of debt discounts	137,227	75,547
Change in valuation allowance	213,376	201,776
Provision for income taxes	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended May 31, 2017	Year Ended May 31, 2016
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At May 31, 2017, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of May 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

h.      Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2017.

i.       Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated.

j.       Advertising

Advertising costs, which are expensed as incurred, were $4,578 and $13,709 for the years ended May 31, 2017 and 2016, respectively.

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

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 10). As of May 31, 2017, the balance due on this loan was $15,950.

NOTE 5 –DEPOSITS FOR ACQUISITION OF INTANGIBLE ASSETS

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

NOTE 6 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the year ended May 31, 2017, the Company purchased $5,843 worth of music inventory. The amount of music inventory held at May 31, 2017 was $13,862.

NOTE 7 -NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2017	May 31, 2016
Notes payable to a corporation, non-interest bearing, due on demand, unsecured	$63,750	$30,000
Note payable to an individual, stated interest of $15,000, due on October 15, 2014 (A)	—	50,000
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an individual, non-interest bearing, due on August 23, 2015 (C)	—	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	25,000
Note payable to an individual, stated interest of $2,500, due on October 31, 2015 (F)	—	25,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on June 25, 2016 (J)	—	36,826
Note payable to an individual, stated interest of $2,500, due on December 18, 2015, in default (K)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 22, 2016 (L)	—	8,798
Convertible note payable to an entity, interest at 12%, due on December 22, 2016, in default (M)	20,000	8,415
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 (N)	—	14,122
Convertible note payable to an entity, interest at 10%, due on November 12, 2016 (O)	—	17,935
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	—
Convertible note payable to an entity, interest at 10%, due on March 17, 2017, in default (Q)	46,126	—
Convertible note payable to an entity, interest at 10%, due on June 13, 2017 (R)	56,250	—

Convertible note payable to an entity, interest at 10%, due on April 21, 2017 – net of discount of $1,940 and $-0-, respectively (S)	38,810	—
Convertible note payable to an entity, interest at 12%, due on August 16, 2017 – net of discount of $13,256 and $-0-, respectively (T)	33,744	—
Convertible note payable to an entity, interest at 12%, due on October 31, 2017 – net of discount of $20,288 and $-0-, respectively (U)	26,462	—
Convertible note payable to an individual, interest at 10%, due on demand (V)	59,820	—
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	—
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	—
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	—
Notes payable to individuals, non-interest bearing, due on demand	72,500	—
Total Notes Payable	733,562	466,096
Less: Current Portion	(733,562)	(466,096)
Long-Term Notes Payable	$—	$—

(A) On August 15, 2014, the Company issued a $50,000 Promissory Note with a stated interest amount of $15,000 due at maturity on October 14, 2014. The Company also issued 350,000 shares of common stock, valued at $52,500, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $25,610. This amount was amortized over the 60 days life of the promissory note. See (V) below.

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

(C) On June 23, 2015, the Company issued a $25,000 Promissory Note, non-interest bearing, due at maturity on August 23, 2015. The Company also agreed to issue 500,000 shares of common stock, valued at $20,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $11,111. This amount was amortized over the 60 days life of the promissory note. See (W) below.

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

(F) On July 31, 2015, the Company issued a second $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on October 31, 2015. The Company also issued 1,000,000 shares of common stock, valued at $38,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $15,079. This amount was amortized over the 90 days life of the promissory note. See (X) below.

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

(J) On September 25, 2015, the Company issued a $55,750 Convertible Promissory Note to a lender for net loan proceeds of $45,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), was due on June 25, 2016, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date or (b) $.00605 per share. See Note 9 (Derivative Liability).

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

(L) On December 22, 2015, the Company issued a $20,000 Convertible Promissory Note to a lender for net loan proceeds of $15,000. The note bore interest at a rate of 12% per annum, was due on December 22, 2016, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(M) On December 29, 2015, the Company issued a $20,000 Convertible Promissory Note to a lender for net loan proceeds of $15,000. The note bears interest at a rate of 12% per annum, was due on December 22, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(N) On February 12, 2016, the Company issued a $35,500 Convertible Promissory Note to a lender for net loan proceeds of $27,000. The note bore interest at a rate of 10% per annum (24% per annum default rate), was due on November 12, 2016, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date or (b) $.00605 per share. See Note 9 (Derivative Liability).

(O) On March 17, 2016, the Company issued a $44,000 Convertible Promissory Note to a lender for net loan proceeds of $30,000. The note bore interest at a rate of 10% per annum (24% per annum default rate), was due on September 17, 2016, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 65% of the lowest Trading Price during the 30 Trading Day period prior to the Conversion Date or (b) 65% of the lowest Market Price during the 30 day Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(P) On June 3, 2016, the Company issued a $25,000 Promissory Note. The note bears interest at a rate of 10% per annum and was due on November 30, 2016.

(Q) On June 17, 2016, the Company issued a $50,750 Convertible Promissory Note to a lender for net loan proceeds of $44,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), was due on March 17, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(R) On July 21, 2016, the Company issued a $56,250 Convertible Promissory Note to a lender for net loan proceeds of $50,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on April 21, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0005 per share.

(S) On September 13, 2016, the Company issued a $40,750 Convertible Promissory Note to a lender for net loan proceeds of $35,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due on June 13, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0005 per share.

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

(V) On May 3, 2017, the Company issued a $72,750 Convertible Promissory Note to a lender as a replacement for the principal and interest due on the promissory note described in (A) above. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0001293 per share.

(W) On April 5, 2017, the Company issued a $35,000 Convertible Promissory Note to a lender as a replacement for the principal and interest due on the promissory note described in (C) above. The note bears interest at a rate of 8% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 40% of the lowest Trading Price during the 5 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(X) On April 5, 2017, the Company issued a $27,500 Convertible Promissory Note to a lender as a replacement for the principal and interest due on the promissory note described in (F) above. The note bears interest at a rate of 8% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 40% of the lowest Trading Price during the 5 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(Y) On March 1, 2017, the Company issued a $8,600 Convertible Promissory Note to a vendor of the Company to convert certain accounts payable due to the vendor. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of $0.00004 per share or 60% of the lowest Trading Price during the 5 Trading Day period prior to the Conversion Date.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2017	May 31, 2016
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$10,188	$2,688
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	12,261	4,761
Less: Current Portion	(12,261)	(4,761)
Long-Term Notes Payable	$—	$—

NOTE 9 – DERIVATIVE LIABILITY

The derivative liability at May 31, 2017 and 2016 consisted of:

	May 31, 2017		May 31, 2016
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued September 25,2015, due June 25, 2016 (J)	$—	$—	$36,826	$50,218
Convertible note payable issued December 22, 2015, due December 22, 2016 (L)	—	—	20,000	44,000
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	20,000	60,000	20,000	44,000
Convertible note payable issued February 12, 2016, due November 12, 2016 (N)	—	—	35,500	67,773
Convertible note payable issued March 17, 2016, due September 17, 2016 (O)	—	—	44,000	64,307
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	46,127	121,607	—	—
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	47,000	166,098	—	—
Convertible note payable issued November 16, 2016, due August 16, 2017 (U)	46,750	168,552	—	—
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	81,667	—	—
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	64,167	—	—
Totals	$367,197	$662,091	$156,326	$270,298

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates of the notes and charged the applicable amounts to debt discounts and the remainder to other expense. The increase (decrease) in the fair value of the derivative liability from the respective issuance dates of the notes to the measurement dates is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2017 include (1) stock price of $0.0002 per share, (2) exercise prices ranging from $0.00005 to $0.00006 per share, (3) terms ranging from 0 days to 92 days, (4) expected volatility of 490% and (5) risk free interest rates ranging from 0.86% to 0.98%.

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

On March 4, 2016, the Company issued 200 shares of Series A Preferred Stock to our chief executive officer for consulting services rendered to the Company and was recorded as consulting fees on the statement of operations in the amount of $10,000. Each share of Series A Preferred Stock was entitled to 2,000,000 votes. The Series A Preferred Stock had no conversion, liquidation, or dividend rights.

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

During the year ended May 31, 2017, the Company issued an aggregate of 1,671,958,939 shares of common stock for the conversion of notes payable and interest in the aggregate amount of $260,391.

During the year ended May 31, 2017, the Company issued an aggregate of 113,000,000 shares of common stock for consulting services rendered to the Company and was recorded as consulting fees on the statement of operations in the amount of $96,900.

During the year ended May 31, 2017, the Company issued an aggregate of 500,000,000 shares of common stock for cash in the aggregate amount of $40,000.

At May 31, 2017 and 2016, there are no stock options or warrants outstanding.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Service Agreements

On November 5, 2012, the Company executed a General Services Agreement with the Company’s chief executive officer. The agreement provided for monthly compensation of $10,000 and was to remain in full force and effect until either party provided 30 days notice of termination to the other party. Effective May 31, 2015, the chief executive officer agreed to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 in exchange for the Company’s agreement to waive collection of $100,000 of the remaining $115,950 loans receivable balance due from the chief executive officer at May 31, 2015 before this transaction (see Note 4). On May 31, 2015, this agreement was terminated.

On March 1, 2017, the Company executed a Consulting Agreement with the Company’s chief executive officer. The agreement provides for monthly compensation of $10,000 through December 31, 2020. The Company may terminate the agreement at any time without cause. For the years ended May 31, 2017 and 2016, the chief executive officer was paid $136,500 and $-0-, respectively.

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

Equity Purchase Agreement

On July 24, 2015, the Company executed an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (“Kodiak”) and issued a Promissory Note to Kodiak with a $50,000 face value for services rendered in association with the Equity Purchase Agreement (see (D) on Note 7). The Equity Purchase Agreement (which expired July 24, 2016) provided for Kodiak to purchase up to $1,000,000 of the Company’s common stock to be sold at a 30% discount to market. The Company was required to file and have declared effective a Registration Statement with the SEC relating to these shares. The Company initially filed a Registration Statement with the SEC on October 9, 2015; the amended Registration Statement was declared effective on February 17, 2016.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2017, the Company had negative working capital of $1,625,182 and an accumulated deficit of $3,762,130. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2018 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13 - SUBSEQUENT EVENTS

On June 30, 2017 and August 2, 2017, the Company issued an aggregate of 190,950,000 shares of common stock for the conversion of debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A – No change in accountant for the annual period ended May 31, 2017 and to present.

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

As of May 31, 2017, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2017, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2013)	58

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2017, the Board held no in-person meetings.

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

To our knowledge, during the fiscal year ended May 31, 2017, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2017 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended May 31, 2017; thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation (1)	Total
Marc Angell	2017	$—	$—	$136,500	$—
Chief Executive Officer	2016	$—	$ 10,000 (2)	$—	$10,000
Secretary

(1)	Consulting fees . See Note 11 to the financial statements.
(2)	On March 4, 2016, the Company issued 200 shares of Series A Preferred Stock to Mr. Angell.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Except for (2) above, there were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 11, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89121. As of September 11, 2017, there were 2,600,120,431 shares of common stock issued and outstanding, and 200 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock have voting rights equal to four times the sum of (a) all shares of Common Stock issued and outstanding at the time of voting; plus (b) the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting; divided by (c) the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. The Series A Preferred Stock continues to have no conversion, liquidation, or dividend rights. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	0	39,112,422	39,112,422	1.5%
Marc Angell(2)	0	39,112,422	39,112,422	1.5%
All directors/director nominees and executive officers as a group (1 person)	0	39,112,422	39,112,422	1.5%

(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 20,000,000 shares of common stock she granted to the Angell Family Trust, and 19,112,422 shares of common stock granted by her husband, Marc Angell, to the Angell Family Trust.
(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 19,112,422 shares of common stock he granted to the Angell Family Trust, and 20,000,000 shares of common stock his wife, Jacquie Angell, granted to the Angell Family Trust. Excludes 200 shares of Series A Preferred Stock held by Mr. Angell which have super-voting rights, but no conversion, dividend, or liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Angell would beneficially hold approximately 80% of the voting securities of the Company.

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

On May 31, 2013, the closing date of the Merger Agreement, the Registrant consummated the transactions contemplated by the Merger Agreement pursuant to which, each shareholder of MYL Nevada received ten (10) shares of the Company’s common stock for every share (1) of MYL Nevada held as of May 31, 2013. In accordance with the terms of the Merger Agreement, all of the shares of MYL Nevada held by MYL Nevada shareholders were cancelled and 100 shares of MYL Nevada were issued to the Company. As a result of the Merger Agreement an aggregate of 34,860,000 shares of common stock of the Company were issued to the MYL Nevada shareholders. Subsequent to the Merger Agreement, Marc Angell, our CEO, has continued to have beneficial voting control of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On May 20, 2014 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and iRadio, Inc., a Utah corporation ("iRadio"), pursuant to which the Company merged with iRadio. The Company was the surviving corporation. Each shareholder of iRadio received one (1) share of common stock of the Company for every one (1) share of iRadio common stock held as of May 20, 2014. In accordance with the terms of the merger agreement, all of the shares of iRadio held by iRadio shareholders were cancelled, and 20,000,000 shares of common stock of the Company will be issued to the iRadio shareholders. A majority of these shares, 10 million shares of common stock of the Company were issued to Jacquie Angell, an affiliate of the Company. This is considered a related party transaction. The iRadio merger included two Registered Trademarks: (1) USPTO Reg. No. 4296661, Class 09 – Digital media streaming devices, Internet radios, Mobile radios, Radio receivers, Radios, Vehicle radios, Wireless broadband radios; and (2) USPTO Reg. No. 4162576, Class 38 – Internet broadcasting services, Internet radio broadcasting services, namely, transmission of audio material via the Internet, Radio broadcasting, Streaming of audio material on the Internet. The business purpose of this transaction was to enable the Company to claim a stake in the growing Internet radio category. As the Company’s core business of providing syndicated programming to AM and FM radio stations across the country continues to decline, in both the number of radio stations using the service, and the rates that can be charged for commercials, we decided to make a change in focus, to Internet streaming services. This will allow the Company to participate in the growing revenue in the digital ad landscape, and in the subscription based Internet streaming model.

On March 4, 2016, the Board of Directors of Music of Your Life, Inc., a Florida corporation (the “Company”) issued all 200 previously authorized but unissued shares of Series A Preferred Stock (the “Preferred Stock”) to the Company’s sole officer and director Marc Angell. At September 11, 2017, the Preferred Stock collectively holds 80% of the total voting power of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. during the fiscal years ended May 31, 2017 and 2016:

	2017	2016
Audit Fees	$26,500	$25,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$26,500	$25,000

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

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: September 13, 2017	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 13, 2017
Marc Angell

//s/ Marc Angell	Director	September 13, 2017
Marc Angell

