Form 10-K/A
period 2017-05-31
MUSIC OF YOUR LIFE INC
filed 2017-10-23
CIK 1434601

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended May 31, 2017, filed with the Securities and Exchange Commission on September 13, 2017 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: October 23, 2017	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	October 23, 2017
Marc Angell

//s/ Marc Angell	Director	October 23, 2017
Marc Angell