Form 10-Q
period 2017-11-30
MUSIC OF YOUR LIFE INC
filed 2018-01-22
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 16, 2018, there were 3,021,941,577 shares of $0.0001 par value common stock, issued and outstanding.

1

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets
ASSETS
	November 30,	May 31,
	2017	2017
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$547	$10,113
Loans receivable from related party	15,950	15,950

Total Current Assets	16,497	26,063

OTHER ASSETS

Music inventory	14,971	13,862
Trademark	7,665	7,340

Total Other Assets	22,636	21,202

TOTAL ASSETS	$39,133	$47,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$26,459	$12,292
Accrued interest payable on notes payable	79,553	59,489
Accrued consulting fees	270,350	171,550
Notes payable	825,285	733,562
Notes payable to related parties	21,161	12,261
Derivative liability	299,221	662,091

Total Current Liabilities	1,522,029	1,651,245

TOTAL LIABILITIES	1,522,029	1,651,245

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 3,021,941,577 and 2,409,170,431 shares issued
and outstanding, respectively	302,194	240,917
Common stock payable - 300,000 shares	8,460	8,460
Additional paid-in-capital	1,792,049	1,818,773
Accumulated deficit	(3,585,599)	(3,672,130)

Total Stockholders' Deficit	(1,482,896)	(1,603,980)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,133	$47,265

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
NET REVENUES	$401	$1,645	$3,237	$2,838

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based
compensation of $-0-, $-0-, $-0- and $18,500, respectively)	64,000	76,500	137,696	172,850
Professional fees (including stock-based compensation
of $-0-, $-0-, $-0- and $50,500, respectively)	30,105	40,542	39,369	131,007
Selling, general and administrative	13,722	44,825	32,146	104,727

Total Operating Expenses	107,827	161,867	209,211	408,584

LOSS FROM OPERATIONS	(107,426)	(160,222)	(205,974)	(405,746)

OTHER INCOME (EXPENSES)

Income (Loss) from derivative liability	(7,747)	154,617	399,870	209,565
Interest expense (including amortization of debt discounts
of $12,333, $73,120, $58,118 and $139,454, respectively)	(48,722)	(81,829)	(107,365)	(162,110)

Total Other Income (Expenses)	(56,469)	72,788	292,505	47,455

INCOME (LOSS) BEFORE INCOME TAXES	(163,895)	(87,434)	86,531	(358,291)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(163,895)	$(87,434)	$86,531	$(358,291)

BASIC AND DILUTED:

Net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted average shares outstanding	2,859,754,634	456,468,149	2,682,884,707	333,266,402

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$86,531	$(358,291)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Common stock issued for services	—	81,000
Income from derivative liability	(399,870)	(209,565)
Amortization of debt discounts	58,118	139,454
Non-cash interest expense	20,000	—
Changes in operating assets and liabilities:
Music inventory	(1,109)	(3,007)
Accounts payable	14,167	11,217
Accrued interest payable on notes payable	29,247	22,657
Accrued consulting fees	98,800	49,000

Net Cash Used by Operating Activities	(94,116)	(267,535)

CASH FLOWS FROM INVESTING ACTIVITIES:

Trademark	(325)	(700)

Net Cash Used by Investing Activities	(325)	(700)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	75,975	322,750
Proceeds from notes payable to related parties	8,900	—
Payments on notes payable	—	(27,500)

Net Cash Provided by Financing Activities	84,875	295,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,566)	27,015

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,113	24,213

CASH AND CASH EQUIVALENTS, END OF PERIOD	$547	$51,228

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$37,000	$194,750
Conversion of debt and accrued interest into common stock	$34,553	$167,063

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2017

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2017 are not necessarily indicative of results that may be expected for the year ending May 31, 2018.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 8). As of November 30, 2017, the balance due on this loan was $15,950.

NOTE 3 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the six months ended November 30, 2017, the Company purchased $1,109 worth of music inventory. The amount of music inventory held at November 30, 2017 was $14,971.

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2017	May 31, 2017
Notes payable to two corporations, non-interest bearing, due on demand, unsecured	$78,250	$63,750
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	50,000

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2017

(Unaudited)

Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Note payable to an individual, stated interest of $2,500, due on December 18, 2015, in default (K)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	20,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on March 17, 2017, in default (Q)	33,686	46,126
Convertible note payable to an entity, interest at 10%, due on April 1, 2017, in default (R)	56,250	56,250
Convertible note payable to an entity, interest at 10%, due on June 13, 2017, in default – net of discount of $-0- and $1,940, respectively (S)	40,750	38,810
Convertible note payable to an entity, interest at 12%, due on August 16, 2017, in default – net of discount of $-0- and $13,256, respectively (T)	47,000	33,744
Convertible note payable to an entity, interest at 12%, due on October 31, 2017, in default – net of discount of $-0- and $20,288, respectively (U)	46,750	26,462
Convertible note payable to an entity, interest at 12%, due on March 16, 2018 – net of discount of $14,366 and $-0-, respectively (Z)	22,634	—
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	59,820
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an individual, interest at 10%, due on demand (Y)	8,600	8,600
Notes payable to individuals, non-interest bearing, due on demand	96,975	72,500
Total Notes Payable	825,285	733,562
Less: Current Portion	(825,285)	(733,562)
Long-Term Notes Payable	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2017

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

November 30, 2017

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

(U) On January 31, 2017, the Company issued a $46,750 Convertible Promissory Note to a lender for net loan proceeds of $40,000. The note bears interest at a rate of 12% per annum (24% per annum default rate), was due on October 31, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

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

November 30, 2017

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

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	November 30, 2017	May 31, 2017
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$19,088	$10,188
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	21,161	12,261
Less: Current Portion	(21,161)	(12,261)
Long-Term Notes Payable	$—	$—

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at November 30, 2017 and May 31, 2017 consisted of:

	November 30, 2017		May 31, 2017
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$20,000	$60,000
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	33,686	27,561	46,126	121,607
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	47,000	47,000	47,000	166,098
Convertible note payable issued January 31, 2017, due October 31, 2017 (U)	46,750	46,750	46,750	168,552
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	81,667
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	64,167
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	37,000	62,160	—	—
Totals	$254,936	$299,221	$210,376	$662,091

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2017

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2017 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.000055 per share, (3) terms ranging from -0- days to 197 days, (4) expected volatility of 433% and (5) risk free interest rates ranging from 1.14% to 1.44%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2017 include (1) stock price of $0.0002 per share, (2) exercise prices ranging from $0.00005 to $0.00006 per share, (3) terms ranging from 0 days to 92 days, (4) expected volatility of 490% and (5) risk free interest rates ranging from 0.86% to 0.98%.

NOTE 7 - EQUITY TRANSACTIONS

During the six months ended November 30, 2017 the Company issued an aggregate of 612,771,146 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $34,553.

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

On March 1, 2017, the Company executed a Consulting Agreement with the Company’s chief executive officer. The agreement provides for monthly compensation of $10,000 through December 31, 2020. The Company may terminate the agreement at any time without cause. For the six months ended November 30, 2017 and 2016, the chief executive officer was paid $21,000 and $32,000, respectively.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

November 30, 2017

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

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2017, the Company had negative working capital of $1,505,532 and an accumulated deficit of $3,585,599. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2017 and 2016.

Revenues. The Company generated net revenues of $401 and $1,645 during the three months ended November 30, 2017 and 2016, respectively. The Company generated net revenues of $3,237 and $2,838 during the six months ended November 30, 2017 and 2016, respectively. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales were $-0- for the three and six months ended November 30, 2017 and 2016. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $64,000 and $76,500 for the three months ended November 30, 2017 and 2016, respectively. Salaries and consulting fees were $137,696 and $172,850 for the six months ended November 30, 2017 and 2016, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $30,105 and $40,542 for the three months ended November 30, 2017 and 2016, respectively. Professional fees were $39,369 and $131,007 for the six months ended November 30, 2017 and 2016, respectively. This expense category included stock based compensation to service providers of $50,500 for the six months ended November 30, 2016. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13,722 and $44,825 for the three months ended November 30, 2017 and 2016, respectively. Selling, general and administrative expenses were $32,146 and $104,727 for the six months ended November 30, 2017 and 2016, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $56,469 and net other income of $72,788 for the three months ended November 30, 2017 and 2016, respectively. The Company had net other income of $292,505 and $47,455 for the six months ended November 30, 2017 and 2016, respectively. During the six months ended November 30, 2017 and 2016, the company recorded a gain on the change in the fair value of the derivative liability in the amount of $399,870 and $209,565, respectively. Other expenses incurred were comprised of interest expenses related to notes payable in the amount of $107,365, which included the amortization of debt discounts of $58,118 during the six months ended November 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2017, our primary source of liquidity consisted of $547 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2017 of $1,505,532 and $3,585,599, respectively, which raises doubt about our ability to continue as a going concern. We generated net income for the six months ended November 30, 2017 of $86,531 due to the gain on the change in the fair value of the derivative liability of $399,870. Without this gain, we would have generated a net loss of $313,339. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended November 30, 2017 the Company issued an aggregate of 612,771,146 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $34,553.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 14 notes payable aggregating $521,436 at November 30, 2017. See Note 4 to the Consolidated Financial Statements.

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

Music of Your Life, Inc.

Date: January 22, 2018	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

