Form 10-Q
period 2018-02-28
MUSIC OF YOUR LIFE INC
filed 2018-04-23
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 20, 2018, there were 3,524,441,577 shares of $0.0001 par value common stock, issued and outstanding.

1

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	February 28,	May 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$5,679	$10,113
Loans receivable from related party	15,950	15,950

Total Current Assets	21,629	26,063

OTHER ASSETS

Music inventory	16,430	13,862
Trademark	7,665	7,340

Total Other Assets	24,095	21,202

TOTAL ASSETS	$45,724	$47,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$11,808	$12,292
Accrued interest payable on notes payable	148,102	59,489
Accrued consulting fees	245,350	171,550
Notes payable	950,855	733,562
Notes payable to related parties	26,161	12,261
Derivative liability	512,152	662,091

Total Current Liabilities	1,894,428	1,651,245

TOTAL LIABILITIES	1,894,428	1,651,245

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 3,139,441,577 and 2,409,170,431 shares issued
and outstanding, respectively	313,944	240,917
Common stock payable - 300,000 shares	8,460	8,460
Additional paid-in-capital	1,784,999	1,818,773
Accumulated deficit	(3,956,107)	(3,672,130)

Total Stockholders' Deficit	(1,848,704)	(1,603,980)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,724	$47,265

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

NET REVENUES	$931	$777	$4,168	$3,615

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based
compensation of $-0-, $-0-, $-0- and $18,500, respectively)	113,000	87,900	250,696	260,750
Professional fees (including stock-based compensation
of $-0-, $-0-, $-0- and $50,500, respectively)	14,752	18,795	54,121	149,802
Selling, general and administrative	18,436	37,953	50,582	142,680

Total Operating Expenses	146,188	144,648	355,399	553,232

LOSS FROM OPERATIONS	(145,257)	(143,871)	(351,231)	(549,617)

OTHER INCOME (EXPENSES)

Income (Loss) from derivative liability	(58,264)	(22,051)	341,606	187,514
Interest expense (including amortization of debt discounts
of $90,437, $73,097, $148,556 and $212,551, respectively)	(166,987)	(82,690)	(274,352)	(244,800)

Total Other Income (Expenses)	(225,251)	(104,741)	67,254	(57,286)

LOSS BEFORE INCOME TAXES	(370,508)	(248,612)	(283,977)	(606,903)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(370,508)	$(248,612)	$(283,977)	$(606,903)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	3,049,274,910	833,172,870	2,803,672,686	480,070,732

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(283,977)	$(606,903)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Common stock issued for services	—	96,900
Promissory note issued for services	50,000	—
Income from derivative liability	(341,606)	(187,514)
Amortization of debt discounts	148,556	212,551
Non-cash interest expense	20,000	—
Changes in operating assets and liabilities:
Music inventory	(2,568)	(4,485)
Accounts payable	(485)	13,261
Accrued interest payable on notes payable	97,796	32,250
Accrued consulting fees	123,800	74,500

Net Cash Used by Operating Activities	(188,484)	(369,440)

CASH FLOWS FROM INVESTING ACTIVITIES:

Trademark	(325)	(1,825)

Net Cash Used by Investing Activities	(325)	(1,825)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	170,475	391,750
Proceeds from notes payable to related parties	13,900	7,500
Payments on notes payable	—	(27,500)

Net Cash Provided by Financing Activities	184,375	371,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,434)	485

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,113	24,213

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,679	$24,698

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$191,666	$241,500
Conversion of debt and accrued interest into common stock	$39,253	$208,078
Promissory note issued for accrued consulting fees	$50,000	$—

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2018 are not necessarily indicative of results that may be expected for the year ending May 31, 2018.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 8). As of February 28, 2018, the balance due on this loan was $15,950.

NOTE 3 - MUSIC INVENTORY

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 28, 2018, the Company purchased $2,568 worth of music inventory. The amount of music inventory held at February 28, 2018 was $16,430.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2018	May 31, 2017
Notes payable to two corporations, non-interest bearing, due on demand, unsecured	$78,250	$63,750
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Note payable to an individual, stated interest of $2,500, due on December 18, 2015, in default (K)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	20,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on March 17, 2017, in default (Q)	33,686	46,126
Convertible note payable to an entity, interest at 10%, due on April 1, 2017, in default (R)	51,550	56,250
Convertible note payable to an entity, interest at 10%, due on June 13, 2017, in default – net of discount of $-0- and $1,940, respectively (S)	40,750	38,810
Convertible note payable to an entity, interest at 12%, due on August 16, 2017, in default – net of discount of $-0- and $13,256, respectively (T)	47,000	33,744
Convertible note payable to an entity, interest at 12%, due on October 31, 2017, in default – net of discount of $-0- and $20,288, respectively (U)	46,750	26,462
Convertible note payable to an entity, interest at 12%, due on March 16, 2018 – net of discount of $2,168 and $-0-, respectively (Z)	34,831	—
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	59,820
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2018

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 10% – net of discount of $76,427 and $-0-, respectively (A)	11,573	—
Convertible note payable to an entity, interest at 10%, due on demand (C)	50,000	—
Convertible note payable to an entity, interest at 10%, due on demand (F)	50,000	—

Notes payable to individuals, non-interest bearing, due on demand	103,475	72,500
Total Notes Payable	950,855	733,562
Less: Current Portion	(950,855)	(733,562)
Long-Term Notes Payable	$—	$—

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

February 28, 2018

(Unaudited)

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

February 28, 2018

(Unaudited)

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

(A) On January 11, 2018, the Company issued a $500,000 Convertible Promissory Note to a lender. During the quarter ended February 28, 2018, the Company borrowed $88,000 (of the $500,000), and received net loan proceeds of $75,000. The note bears interest at a rate of 10% per annum and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 15 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability). The maturity date for each tranche funded is twelve months from the effective date of each payment.

(C) On December 1, 2017, the Company issued a $50,000 Convertible Promissory Note to pay for certain consulting services rendered by the Company law firm. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

(F) On December 1, 2017, the Company issued a $50,000 Convertible Promissory Note to a vendor in settlement of certain accrued consulting fees of $50,000. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 28, 2018	May 31, 2017
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$24,088	$10,188
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	26,161	12,261
Less: Current Portion	(26,161)	(12,261)
Long-Term Notes Payable	$—	$—

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at February 28, 2018 and May 31, 2017 consisted of:

	February 28, 2018		May 31, 2017
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$20,000	$60,000
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	33,686	27,561	46,126	121,607
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	47,000	47,000	47,000	166,098
Convertible note payable issued January 31, 2017, due October 31, 2017 (U)	46,750	46,750	46,750	168,552
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	81,667
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	64,167
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	37,000	37,000	—	—
Convertible note payable issued January 11, 2018 (A)	88,000	171,425	—	—
Convertible note payable issued December 1, 2017, due on demand (C)	50,000	33,333	—	—
Convertible note payable issued December 1, 2017, due on demand (F)	50,000	33,333	—	—
Totals	$442,936	$512,152	$210,376	$662,091
11

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2018

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

Assumptions used for the calculations of the derivative liability of the notes at February 28, 2018 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.000055 per share, (3) terms ranging from -0- days to 317 days, (4) expected volatility of 447% and (5) risk free interest rates ranging from 1.50% to 2.07%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2017 include (1) stock price of $0.0002 per share, (2) exercise prices ranging from $0.00005 to $0.00006 per share, (3) terms ranging from 0 days to 92 days, (4) expected volatility of 490% and (5) risk free interest rates ranging from 0.86% to 0.98%.

NOTE 7 - EQUITY TRANSACTIONS

During the nine months ended February 28, 2018 the Company issued an aggregate of 730,271,146 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $39,253.

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

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

February 28, 2018

(Unaudited)

On March 1, 2017, the Company executed a Consulting Agreement with the Company’s chief executive officer. The agreement provides for monthly compensation of $10,000 through December 31, 2020. The Company may terminate the agreement at any time without cause. For the nine months ended February 28, 2018 and 2017, the chief executive officer was paid $41,000 and $32,000, respectively.

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

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2018, the Company had negative working capital of $1,872,799 and an accumulated deficit of $3,956,107. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 10 - SUBSEQUENT EVENTS

From March 1, 2018 to April 19, 2018, the Company issued an aggregate of 385,000,000 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $15,400.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 28, 2018 and 2017.

Revenues. The Company generated net revenues of $931 and $777 during the three months ended February 28, 2018 and 2017, respectively. The Company generated net revenues of $4,168 and $3,615 during the nine months ended February 28, 2018 and 2017, respectively. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales were $-0- for the three and nine months ended February 28, 2018 and 2017. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $113,000 and $87,900 for the three months ended February 28, 2018 and 2017, respectively. Salaries and consulting fees were $250,696 and $260,750 for the nine months ended February 28, 2018 and 2017, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $14,752 and $18,795 for the three months ended February 28, 2018 and 2017, respectively. Professional fees were $54,121 and $149,802 for the nine months ended February 28, 2018 and 2017, respectively. This expense category included stock based compensation to service providers of $50,500 for the nine months ended February 28, 2017. We anticipate that professional fees will increase in future periods as we scale up our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18,436 and $37,953 for the three months ended February 28, 2018 and 2017, respectively. Selling, general and administrative expenses were $50,582 and $142,680 for the nine months ended February 28, 2018 and 2017, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $225,251 and $104,741 for the three months ended February 28, 2018 and 2017, respectively. The Company had net other income of $67,254 and net other expenses of $57,286 for the nine months ended February 28, 2018 and 2017, respectively. During the nine months ended February 28, 2018 and 2017, the company recorded a gain on the change in the fair value of the derivative liability in the amount of $341,606 and $187,514, respectively. Other expenses incurred were comprised of interest expenses related to notes payable in the amount of $274,352, which included the amortization of debt discounts of $148,556 during the nine months ended February 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2018, our primary source of liquidity consisted of $5,679 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 28, 2018 of $1,872,799 and $3,956,107, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2018 of $283,977. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended February 28, 2018 the Company issued an aggregate of 730,271,146 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $39,253.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 14 notes payable aggregating $516,736 at February 28, 2018. See Note 4 to the Consolidated Financial Statements.

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

Music of Your Life, Inc.

Date: April 23, 2018	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

