Form 10-K
period 2018-05-31
MUSIC OF YOUR LIFE INC
filed 2018-09-13
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2018
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Music of Your Life, Inc. held by non-affiliates as of November 30, 2018 was $385,680.

As of September 12, 2018, there were 40,910,612 shares of common stock issued and outstanding.

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
4

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

Employees

As of May 31, 2018, we currently have one full-time employee, Marc Angell our CEO. We currently have seven part-time and full-time independent contractors working with the management of the Company. Additionally, we are planning to hire other employees and contractors. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

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

6

ITEM 3. LEGAL PROCEEDINGS.

The Company currently has no litigation pending, threatened or contemplated, or unsatisfied judgments.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “MYLI”. We had approximately 2,254 registered holders of our common stock as of May 31, 2018. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on September 11, 2018 was $0.071 per share.

The following table reflects the high and low closing sales prices per share (as adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31:

	Price Range(1)
	High	Low
Fiscal May 31, 2018
Fourth quarter	$0.80	$0.40
Third quarter	$1.20	$0.40
Second quarter	$0.80	$0.40
First quarter	$0.80	$0.40

Fiscal May 31, 2017
Fourth quarter	$1.20	$0.40
Third quarter	$1.20	$0.80
Second quarter	$5.20	$1.20
First quarter	$52.00	$40.00

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On June 19, 2018, the Financial Industry Regulatory Authority (“FINRA”) approved a 1 for 4,000 reverse split of the Company’s Common Stock (“Reverse Split”), meaning that each 4,000 shares of Common Stock will be consolidated into 1 share of Common Stock following the reverse split, provided however, that fractional shares would be rounded up to the nearest whole share. Following the Reverse Split, the Company had 910,610 common shares issued and outstanding.

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMG"), pursuant to which the Company merged with TMG. The Company was the surviving corporation. Each shareholder of TMG received one (1) share of common stock of the Company for every one (1) share of TMG common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMG held by TMG shareholders were cancelled, and 40,000,002 shares of common stock of the Company were issued to the TMG shareholders. A majority of these shares, 20,000,002 shares of common stock of the Company were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMG merger will provide the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty and social networking products.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2018 and 2017.

Revenues. The Company generated net revenues of $5,745 during the year ended May 31, 2018 as compared to $4,252 for the year ended May 31, 2017. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2018 and 2017. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the year ended May 31, 2018 were $318,196 as compared to $325,750 for the year ended May 31, 2017. During the year ended May 31, 2017, we issued 28,250 shares (as adjusted for the June 20, 2018 reverse stock split) of common stock to consultants during the period which resulted in $96,900 recorded as consulting expenses. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the year ended May 31, 2018 were $71,772 as compared to $164,174 for the year ended May 31, 2017. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $97,048 for the year ended May 31, 2018 as compared to $178,715 for the year ended May 31, 2017. We anticipate that Other SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $144,393 for the year ended May 31, 2018 as compared to $632,006 for the year ended May 31, 2017. Other expenses were comprised mainly of interest expenses related to notes payable. For the year ended May 31, 2018 the company incurred $416,847 in interest expense which included the amortization of debt discounts in the amount of $187,103. The Company also recorded income from derivative liability of $272,454. For the year ended May 31, 2017, the company incurred interest expense of $463,699 and expense from derivative liability of $168,307.

Liquidity and Capital Resources

As of May 31, 2018, our primary source of liquidity consisted of $5 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2018 of $4,297,794 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2018 of $625,664. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Music of Your Life, Inc.

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of Music of Your Life, Inc. (the “Company”) as of May 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Music of Your Life, Inc. as of May 31, 2018 and 2017 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph – Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

September 13, 2018

I have served as the Company’s auditor since 2015.

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	May 31,	May 31,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$5	$10,113
Loans receivable from related party	15,950	15,950

Total Current Assets	15,955	26,063

OTHER ASSETS

Music inventory	9,681	13,862
Trademark costs	7,665	7,340

Total Other Assets	17,346	21,202

TOTAL ASSETS	$33,301	$47,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$517	$—
Accounts payable	15,607	12,292
Accrued interest payable on notes payable	252,051	59,489
Accrued consulting fees	286,650	171,550
Notes payable	974,003	733,562
Notes payable to related parties	25,161	12,261
Derivative liability	653,803	662,091

Total Current Liabilities	2,207,792	1,651,245

TOTAL LIABILITIES	2,207,792	1,651,245

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 910,610 and 602,293 shares issued
and outstanding, respectively	91	60
Common stock payable - 75 shares	8,460	8,460
Additional paid-in-capital	2,114,752	2,059,630
Accumulated deficit	(4,297,794)	(3,672,130)

Total Stockholders' Deficit	(2,174,491)	(1,603,980)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,301	$47,265

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations

	For the Years Ended
	May 31,
	2018	2017

NET REVENUES	$5,745	$4,252

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based
compensation of $-0- and $96,900, respectively)	318,196	325,750
Professional fees	71,772	164,174
Other selling, general and administrative	97,048	178,715

Total Operating Expenses	487,016	668,639

LOSS FROM OPERATIONS	(481,271)	(664,387)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	272,454	(168,307)
Interest expense (including amortization of debt discounts
of $187,103 and $403,610, respectively)	(416,847)	(463,699)

Total Other Income (Expenses)	(144,393)	(632,006)

LOSS BEFORE INCOME TAXES	(625,664)	(1,296,393)

INCOME TAX EXPENSE	—	—

NET LOSS	$(625,664)	$(1,296,393)

BASIC AND DILUTED:
Net loss per common share	$(0.85)	$(6.15)

Weighted average shares outstanding	739,308	210,669

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Stockholders' Deficit
For the Period from June 1, 2016 to May 31, 2018

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, June 1, 2016	200	—	31,053	3	8,460	1,517,017	(2,375,737)	(850,257)

Common stock issued for conversion of debt	—	—	417,990	42	—	260,349	—	260,391

Common shares issued for services	—	—	28,250	3	—	96,897	—	96,900

Common shares issued for cash	—	—	125,000	12	—	39,988	—	40,000

Beneficial conversion feature of convertible notes issued	—	—	—	—	—	145,379	—	145,379

Net loss for the year ended
May 31, 2017	—	—	—	—	—	—	(1,296,393)	(1,296,393)

Balance, May 31, 2017	200	—	602,293	60	8,460	2,059,630	(3,672,130)	(1,603,980)

Common stock issued for conversion of debt	—	—	278,818	28	—	54,625	—	54,653

Common shares issued for cash	—	—	29,500	3	—	497	—	500

Net income for the year ended
May 31, 2018	—	—	—	—	—	—	(625,664)	(625,664)

Balance, May 31, 2018	200	$—	910,610	$91	$8,460	$2,114,752	$(4,297,794)	$(2,174,491)

Note: The above statement reflects retroactively the 1 share for 4,000 shares reverse split effective June 20, 2018.

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(625,664)	$(1,296,393)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Common stock issued for services	—	96,900
Promissory note issued for services	50,000	—
Depreciation of music inventory	7,374	—
Expense (Income) from derivative liability	(272,454)	168,307
Amortization of debt discounts	187,103	403,610
Non-cash interest expense	20,000	—
Changes in operating assets and liabilities:
Bank overdraft	517	—
Music inventory	(3,193)	(5,843)
Accounts payable	3,315	17,280
Accrued interest payable on notes payable	201,744	60,089
Accrued consulting fees	165,100	109,750

Net Cash Used by Operating Activities	(266,158)	(446,300)

CASH FLOWS FROM INVESTING ACTIVITIES:

Trademark costs	(325)	(2,050)

Net Cash Used by Investing Activities	(325)	(2,050)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	500	40,000
Proceeds from notes payable	242,975	414,250
Net proceeds from notes payable to related parties	12,900	7,500
Payments on notes payable	—	(27,500)

Net Cash Provided by Financing Activities	256,375	434,250

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,108)	(14,100)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,113	24,213

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$10,113

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$264,166	$223,485
Conversion of debt and accrued interest into common stock	$54,653	$260,391
Promissory note issued for accrued consulting fees	$50,000	$—
Beneficial conversion feature of convertible notes issued
recorded as debt discount and credited to additional paid-in capital	$—	$145,379
Conversion of notes payable ($67,750) and accrued interest
($67,500) into convertible notes payable	$—	$135,250

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

NOTE 1 -ORGANIZATION

Music of Your Life, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., and is now operating a multi-media entertainment company, producing live concerts, television shows and radio programming. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. A total of 20,000,000 shares (5,000 shares adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) were issued to the shareholders of iRadio. The Company was the surviving corporation. iRadio was an entity related to the Company by common ownership.

Reverse Stock Split

Effective June 20, 2018, the Company effectuated a 1 share for 4,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 3,642,441,577 shares to 910,610 shares. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 12), the Company merged with The Marquie Group, Inc. (“TMG”) in exchange for the issuance of a total of 40,000,002 shares of our common stock to TMG’s stockholders. Following the merger, the Company has 40,910,612 shares of common stock issued and outstanding.

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

May 31, 2018

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

d.       Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Dilutive instruments (such as convertible notes payable) have not been included in the diluted earnings per share computations as their effect were antidilutive for the periods presented.

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

f.       Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2018 and 2017.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

g.       Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At May 31, 2018, the Company had net operating loss carryforwards of approximately $3,035,346 which may be offset against future taxable income through 2038. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a substantial change in ownership occur, net operating loss carryforwards may be limited as to future use.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

Net deferred tax assets consist of the following components as of May 31, 2018 and 2017:

	May 31, 2018	May 31, 2017
Deferred tax assets:
NOL Carryover	$637,423	$790,273
Valuation allowance	(637,423)	(790,273)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income (loss) for the years ended May 31, 2018 and 2017 due to the following:

	May 31, 2018	May 31, 2017
Expected tax (benefit) at 34%	$(212,726)	$(440,774)
Non-deductible stock-based expenses	—	32,946
Non-deductible expense (non-taxable income) from derivative liability	(92,634)	57,225
Non-deductible amortization of debt discounts	63,615	137,227
Remeasurement of deferred income tax from 34% to 21% (a)	394,595	—
Change in valuation allowance	(152,850)	213,376
Provision for income taxes	$—	$—

(a)	As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $394,595 from $1,032,018 to $637,423 as of May 31, 2018.

For the periods presented, the Company had no tax positions or unrecognized tax benefits.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  For the periods presented, the Company had no such interest or penalties.

h.      Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2018.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

i.       Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated.

j.       Advertising

Advertising costs, which are expensed as incurred, were $4,301 and $4,578 for the years ended May 31, 2018 and 2017, respectively.

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

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 10). As of May 31, 2018, the balance due on this loan was $15,950.

NOTE 5 - MUSIC INVENTORY

Music inventory consisted of the following:

	May 31, 2018	May 31, 2017
Digital music acquired for use in operations – at cost	$17,055	$13,862
Accumulated depreciation	(7,374)	—
Music inventory – net	$9,681	$13,862
22

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

The Company purchases digital music to broadcast over the radio and internet. During the year ended May 31, 2018, the Company purchased $3,193 worth of music inventory. For the years ended May 31, 2018 and 2017, depreciation on music inventory was $7,374 and $-0-, respectively.

NOTE 6 -NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2018	May 31, 2017
Notes payable to a corporation, non-interest bearing, due on demand, unsecured	$78,250	$63,750
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Note payable to a corporation, stated interest of $2,500, due on December 18, 2015, in default (K)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 22, 2016, in default (M)	40,000	20,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on March 17, 2017, in default (Q)	33,686	46,126
Convertible note payable to an entity, interest at 10%, due on June 13, 2017, in default (R)	46,250	56,250
Convertible note payable to an entity, interest at 10%, due on April 21, 2017, in default – net of discount of $-0- and $1,940, respectively (S)	40,750	38,810
Convertible note payable to an entity, interest at 12%, due on August 16, 2017, in default (T)	36,900	33,744
Convertible note payable to an entity, interest at 12%, due on October 31, 2017, in default – net of discount of $-0- and $20,288, respectively (S)	46,750	26,462

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	59,820
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 12%, due on March 16, 2018, in default (Z)	37,000	—
Convertible note payable to an entity, interest at 10% – net of discount of $54,247 and $-0-, respectively (AA)	33,753	—
Convertible note payable to an entity, interest at 10%, due on demand (BB)	50,000	—
Convertible note payable to an individual, interest at 10%, due on demand (CC)	50,000	—
Convertible note payable to an entity, interest at 10%, due on March 5, 2019 – net of discount of $26,658 and $-0-, respectively (DD)	8,342	—
Convertible note payable to an entity, interest at 10%, due on April 4, 2019 – net of discount of $31,644 and $-0-, respectively (EE)	5,856	—
Notes payable to individuals, non-interest bearing, due on demand	103,476	72,500
Total Notes Payable	974,003	733,562
Less: Current Portion	(974,003)	(733,562)
Long-Term Notes Payable	$—	$—

(B) On April 22, 2015, the Company issued a $25,000 Promissory Note, non-interest bearing (interest at 24% per annum after May 22, 2015), due at maturity on May 22, 2015. The Company also agreed to issue 500,000 shares (125 shares adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) of common stock, valued at $50,000 on April 22, 2015, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $16,667. This amount was amortized over the 30 days life of the promissory note.

(D) On July 24, 2015, the Company issued a $50,000 Promissory Note to Kodiak Capital Group, LLC (“Kodiak”) for services rendered in association with the Equity Purchase Agreement (See Note 8). As amended and restated January 4, 2016, the note is non-interest bearing and was due on February 1, 2016.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

(E) On July 31, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on October 31, 2015. The Company also issued 1,000,000 shares (250 shares adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) of common stock, valued at $38,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $15,079. This amount was amortized over the 90 days life of the promissory note.

(G) On August 6, 2015, the Company issued a $50,000 Promissory Note with a stated interest amount of $5,000 due at maturity on October 21, 2015. The Company also agreed to issue 2,000,000 shares (500 shares adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) of common stock, valued at $76,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $30,159. This amount was amortized over the 75 days life of the promissory note.

(H) On August 21, 2015, the Company issued a $50,000 Promissory Note with a stated interest amount of $5,000 due at maturity on November 6, 2015. The Company also agreed to issue 2,000,000 shares (500 shares adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) of common stock, valued at $60,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $27,273. This amount was amortized over the 75 days life of the promissory note.

(I) On September 21, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on December 20, 2015. The Company also agreed to issue 1,000,000 shares (250 shares adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) of common stock, valued at $30,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $13,636. This amount was amortized over the 90 days life of the promissory note. In the event that all principal and interest are not paid to the lender by January 20, 2016, the Company is obligated to issue another 1,000,000 shares (250 shares adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) of common stock to the lender and for interest to accrue at a rate of 24% per annum commencing on January 21, 2016.

(K) On November 13, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on December 18, 2015. The Company also agreed to issue 200,000 shares (50 shares adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) of common stock, valued at $6,000, as part of the note agreement. The proceeds of the note were allocated between the principal and the market value of the stock resulting in the Company recording a discount on the debt of $4,839. This amount was amortized over the 35 days life of the promissory note. In the event that all principal and interest are not paid to the lender by December 18, 2015, the Company is obligated to pay late fees of 5,000 shares (1.25 shares adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) of common stock per day for the first 60 days after December 18, 2015, and beginning with the 61st day after December 18, 2015, any balance owed shall accrue interest at a rate of 10% per annum.

(M) On December 29, 2015, the Company issued a $20,000 Convertible Promissory Note to a lender for net loan proceeds of $15,000. The note bears interest at a rate of 12% per annum, was due on December 22, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(P) On June 3, 2016, the Company issued a $25,000 Promissory Note. The note bears interest at a rate of 10% per annum and was due on November 30, 2016.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

(Q) On June 17, 2016, the Company issued a $50,750 Convertible Promissory Note to a lender for net loan proceeds of $44,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), was due on March 17, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(R) On July 21, 2016, the Company issued a $56,250 Convertible Promissory Note to a lender for net loan proceeds of $50,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), was due on April 21, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0005 per share ($2.00 per share adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split).

(S) On September 13, 2016, the Company issued a $40,750 Convertible Promissory Note to a lender for net loan proceeds of $35,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), was due on June 13, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0005 per share ($2.00 per share adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split).

(T) On November 16, 2016, the Company issued a $47,000 Convertible Promissory Note to a lender for net loan proceeds of $40,000. The note bears interest at a rate of 12% per annum (24% per annum default rate), was due on August 16, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(U) On January 31, 2017, the Company issued a $46,750 Convertible Promissory Note to a lender for net loan proceeds of $40,000. The note bears interest at a rate of 12% per annum (24% per annum default rate), was due on October 31, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(V) On May 3, 2017, the Company issued a $72,750 Convertible Promissory Note to a lender as a replacement for the principal and interest due on a promissory note due on October 14, 2014. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0001293 per share ($0.5172 per share adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split).

(W) On April 5, 2017, the Company issued a $35,000 Convertible Promissory Note to a lender as a replacement for the principal and interest due on a promissory note due on August 23, 2015. The note bears interest at a rate of 8% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 40% of the lowest Trading Price during the 5 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(X) On April 5, 2017, the Company issued a $27,500 Convertible Promissory Note to a lender as a replacement for the principal and interest due on a promissory note due on October 31, 2015. The note bears interest at a rate of 8% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 40% of the lowest Trading Price during the 5 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

(Y) On March 1, 2017, the Company issued a $8,600 Convertible Promissory Note to a vendor of the Company to convert certain accounts payable due to the vendor. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of $0.00004 per share ($0.16 per share adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split) or 60% of the lowest Trading Price during the 5 Trading Day period prior to the Conversion Date.

(Z) On June 16, 2017, the Company issued a $37,000 Convertible Promissory Note to a lender for net loan proceeds of $31,000. The note bears interest at a rate of 12% per annum (24% per annum default rate), was due on March 16, 2018, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(AA) On January 11, 2018, the Company issued a $500,000 Convertible Promissory Note to a lender. During the quarter ended February 28, 2018, the Company borrowed $88,000 (of the $500,000), and received net loan proceeds of $75,000. The note bears interest at a rate of 10% per annum and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 15 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability). The maturity date for each tranche funded is twelve months from the effective date of each payment.

(BB) On December 1, 2017, the Company issued a $50,000 Convertible Promissory Note to pay for certain consulting services rendered by the Company law firm. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(CC) On December 1, 2017, the Company issued a $50,000 Convertible Promissory Note to a vendor in settlement of certain accrued consulting fees of $50,000. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(DD) On March 5, 2018, the Company issued a $35,000 Convertible Promissory Note to a lender for net loan proceeds of $33,000. The note bears interest at a rate of 10% per annum, is due on March 5, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(EE) On April 4, 2018, the Company issued a $37,500 Convertible Promissory Note to a lender for net loan proceeds of $35,500. The note bears interest at a rate of 10% per annum, is due on April 4, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

NOTE 7 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2018	May 31, 2017
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$23,088	$10,188
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Total Notes Payable	25,161	12,261
Less: Current Portion	(25,161)	(12,261)
Long-Term Notes Payable	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

NOTE 8 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2018 and 2017 consisted of:

	May 31, 2018		May 31, 2017
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$20,000	$60,000
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	33,686	27,561	46,127	121,607
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	36,900	47,000	47,000	166,098
Convertible note payable issued January 31, 2017, due August 31, 2017 (U)	46,750	46,750	46,750	168,552
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	81,667
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	64,167
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	37,000	37,000	—	—
Convertible note payable issued January 11, 2018 (AA)	88,000	171,204	21,500	64,167
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	33,333	—	—
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	33,333	—	—
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	68,915	—	—
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	72,957
Totals	$505,336	$653,803	$367,197	$662,091

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

May 31, 2018

the derivative liability from the respective issuance dates of the notes to the measurement dates is charged (credited) to other expense (income). The fair value of the derivative liability of the notes is measured at the respective issuance dates and quarterly thereafter using the Black Scholes option pricing model.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2018 include (1) stock price of $0.0001 per share ($0.40 per share adjusted for the June 20, 2018 reverse stock split, (2) exercise prices ranging from $0.00004 to $0.00006 per share ($0.16 to $0.24 per share adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split), (3) terms ranging from 0 days to 278 days, (4) expected volatility of 527% and (5) risk free interest rates ranging from 1.76% to 2.23%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2017 include (1) stock price of $0.0002 per share ($0.80 per share adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split), (2) exercise prices ranging from $0.00005 to $0.00006 per share ($0.20 to $0.24 per share adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split), (3) terms ranging from 0 days to 92 days, (4) expected volatility of 490% and (5) risk free interest rates ranging from 0.86% to 0.98%.

NOTE 9 - EQUITY TRANSACTIONS

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

During the year ended May 31, 2017, the Company issued an aggregate of 417,990 shares (as adjusted for the June 20, 2018 reverse stock split) of common stock for the conversion of notes payable and interest in the aggregate amount of $260,391.

During the year ended May 31, 2017, the Company issued an aggregate of 28,250 shares (as adjusted for the June 20, 2018 reverse stock split) of common stock for consulting services rendered to the Company and was recorded as consulting fees on the statement of operations in the amount of $96,900.

During the year ended May 31, 2017, the Company issued an aggregate of 125,000 shares of common stock for cash in the aggregate amount of $40,000.

During the year ended May 31, 2018, the Company issued an aggregate of 278,818 shares (as adjusted for the June 20, 2018 reverse stock split) of common stock for the conversion of notes payable and interest in the aggregate amount of $54,653.

During the year ended May 31, 2018, the Company issued 29,500 shares (as adjusted for the June 20, 2018 reverse stock split) of common stock for cash in the amount of $500.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

On May 18, 2018, the Company amended its Articles of Incorporation for a 1 for 4,000 reverse stock split of the Company’s common stock. Each 4,000 shares of common stock will be consolidated into 1 share of common stock following the reverse split. All references to common stock in this document have been adjusted to reflect this reverse split.

At May 31, 2018 and 2017, there are no stock options or warrants outstanding.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

On March 1, 2017, the Company executed a Consulting Agreement with the Company’s chief executive officer. The agreement provides for monthly compensation of $10,000 through December 31, 2020. The Company may terminate the agreement at any time without cause. For the years ended May 31, 2018 and 2017, the chief executive officer was paid $54,700 and $136,500, respectively.

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

Corporate Consulting Agreement

On March 14, 2018, the Company executed a Corporate Consulting Agreement (the “Agreement”) with a consulting firm entity (the “Consultant”). The Agreement provided for the Consultant to perform certain investor relations and other services for the Company. The term of the Agreement was 4 months but the Agreement provided that the Company could terminate the Agreement for any reason at any time upon 5 days written prior notice. The Agreement provided for 8 payments of cash fees totaling $240,000 to be paid to the Consultant over 4 months.

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which has been expensed and included in “Salaries and Consulting Fees” in the accompanying Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts have been accrued at May 31, 2018.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

May 31, 2018

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2018, the Company had negative working capital of $2.191.837 and an accumulated deficit of $4,297,794. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2019 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 – SUBSEQUENT EVENTS

Effective June 20, 2018, the Company effectuated a 1 share for 4,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 3,642,441,577 shares to 910,610 shares. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

On August 16, 2018, the Company entered into a Merger Agreement by and among the Company, and The Marquie Group, Inc., a Utah Corporation (“TMG”), pursuant to with the Company merged with TMG. The Company is the surviving corporation. Each shareholder of TMG will receive one (1) share of common stock of the Company for every one (1) share of TMG common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMG held by TMG shareholders were cancelled, and 40,000,002 shares of common stock of the Company will be issued to the TMG shareholders. Following the merger, the Company has 40,910,612 shares of common stock issued and outstanding.

TMG was incorporated on August 3, 2018. The merger will provide the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who are to receive the 40,000,002 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (20,000,002 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2018) (10,000,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2018) (10,000,000 shares).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A - No change in accountant for the annual period ended May 31, 2018 and to present.

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

As of May 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2018, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Mr. Angell, age 58, has been the Chief Executive Officer of Music of Your Life, Inc., since November 2012. Mr. Angell acquired the well-known Music of Your Life trademark in 2008, and in 2009 formed Global Radio Network, Inc as its CEO to operate the syndicated radio network known as Music of Your Life. In November 2012, Angell formed Music of Your Life, Inc. as an entertainment company to capitalize on the growth and development of the Music of Your Life trademark and branding, including radio, TV, live concerts, and merchandising. Angell has entered into deals with Time-Life for music catalogs. Mr. Angell, was a director of Wireless Village, Inc., a telecommunications solution provider, and Concierge Technologies, Inc. from June, 2004 to January, 2008. In 2000, Mr. Angell became the founder and President of Planet Halo, a wireless telecommunications company, until he sold it in May, 2004 to the public company Concierge Technologies, Inc. (OTC:BB CNCG). In January 1990 Mr. Angell founded Angellcom, a supplier and distributor of one-way paging devices in the U.S. He remained its CEO until 1999. Mr. Angell conceptualized, designed and marketed both the one-way pagers for Angellcom and the Halo device for Planet Halo. During the 1990s, Mr. Angell was also involved in the land mobile radio business as a license holder and manager of 220MHz radio systems throughout the United States and Mexico.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2018, the Board held no in-person meetings.

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

To our knowledge, during the fiscal year ended May 31, 2018, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2018 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended May 31, 2018; thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation (1)	Total

Marc Angell	2018	$—	$—	$54,700	$54,700
Chief Executive Officer	2017	$—	$—	$136,500	$136,500
Secretary

(1)	Consulting fees paid. See Note 10 to the financial statements.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 6, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89121. As of September 6, 2018, there were 40,910,612 shares of common stock issued and outstanding, and 200 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock have voting rights equal to four times the sum of (a) all shares of Common Stock issued and outstanding at the time of voting; plus (b) the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting; divided by (c) the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. The Series A Preferred Stock continues to have no conversion, liquidation, or dividend rights. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	0	20,007,281	20,007,281	48.90%
Marc Angell(2)	0	20,007,281	20,007,281	48.90%
John D. Thomas, P.C.(3)	0	10,000,000	10,000,000	24.44%
The Oz Corporation(4)	0	10,000,000	10,000,000	24.44%
All directors/director nominees and executive officers as a group (1 person)	0	20,007,281	20,007,281	48.90%

(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 20,007,281 shares of common stock held by the Angell Family Trust.
(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 20,007,281 shares of common stock held by the Angell Family Trust. Excludes 200 shares of Series A Preferred Stock held by Mr. Angell which have super-voting rights, but no conversion, dividend, or liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Angell would beneficially hold approximately 89.78% of the voting securities of the Company.

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

Change of Control

On February 26, 2013, Marc Angell purchased a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders. Mr. Angell purchased 19,112,422 shares (4,778 shares as adjusted for the June 20, 2018 reverse stock split) of Common Stock from Li Wang for $100,000.

On May 31, 2013, the closing date of the Merger Agreement, the Registrant consummated the transactions contemplated by the Merger Agreement pursuant to which, each shareholder of MYL Nevada received ten (10) shares of the Company’s common stock for every share (1) of MYL Nevada held as of May 31, 2013. In accordance with the terms of the Merger Agreement, all of the shares of MYL Nevada held by MYL Nevada shareholders were cancelled and 100 shares of MYL Nevada were issued to the Company. As a result of the Merger Agreement an aggregate of 34,860,000 shares (8,715 shares as adjusted for the June 20, 2018 reverse stock split) of common stock of the Company were issued to the MYL Nevada shareholders. Subsequent to the Merger Agreement, Marc Angell, our CEO, has continued to have beneficial voting control of the Company.

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

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMG"), pursuant to which the Company merged with TMG. The Company was the surviving corporation. Each shareholder of TMG received one (1) share of common stock of the Company for every one (1) share of TMG common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMG held by TMG shareholders were cancelled, and 40,000,002 shares of common stock of the Company were issued to the TMG shareholders. A majority of these shares, 20,000,002 shares of common stock of the Company were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMG merger will provide the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty and social networking products.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. during the fiscal years ended May 31, 2018 and 2017:

	2018	2017
Audit Fees	$26,500	$26,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$26,500	$26,500

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

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: September 13, 2018	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 13, 2018
Marc Angell

//s/ Marc Angell	Director	September 13, 2018
Marc Angell

