Form 10-K/A
period 2018-05-31
MUSIC OF YOUR LIFE INC
filed 2018-09-27
CIK 1434601

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2018, filed with the Securities and Exchange Commission on September 13, 2018 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: September 27, 2018	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 27, 2018
Marc Angell

//s/ Marc Angell	Director	September 27, 2018
Marc Angell