Form 10-Q
period 2018-08-31
MUSIC OF YOUR LIFE INC
filed 2018-10-23
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 16, 2018, there were 47,012,865 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MUSIC OF YOUR LIFE, INC.
Consolidated Balance Sheets

ASSETS
	August 31,	May 31,
	2018	2018
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$5	$5
Loans receivable from related party	15,950	15,950

Total Current Assets	15,955	15,955

OTHER ASSETS

Music inventory	9,134	9,681
Trademark costs	7,990	7,665

Total Other Assets	17,124	17,346

TOTAL ASSETS	$33,079	$33,301

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$583	$517
Accounts payable	18,245	15,607
Accrued interest payable on notes payable	271,635	252,051
Accrued consulting fees	348,850	286,650
Notes payable	866,208	820,753
Notes payable to related parties	179,916	178,411
Derivative liability	656,012	653,803

Total Current Liabilities	2,341,449	2,207,792

TOTAL LIABILITIES	2,341,449	2,207,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 40,912,865 and 910,610 shares issued
and outstanding, respectively	4,091	91
Common stock payable - 75 shares	8,460	8,460
Additional paid-in-capital	2,110,752	2,114,752
Accumulated deficit	(4,431,673)	(4,297,794)

Total Stockholders' Deficit	(2,308,370)	(2,174,491)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,079	$33,301

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2018	2017

NET REVENUES	$2,375	$2,836

OPERATING EXPENSES

Salaries and Consulting fees	63,000	73,696
Professional fees	2,638	9,264
Other selling, general and administrative	8,367	18,424

Total Operating Expenses	74,005	101,384

LOSS FROM OPERATIONS	(71,630)	(98,548)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	(2,210)	407,617
Interest expense (including amortization of debt discounts
of $40,455 and $45,785, respectively)	(60,039)	(58,643)

Total Other Income (Expenses)	(62,249)	348,974

INCOME (LOSS) BEFORE INCOME TAXES	(133,879)	250,426

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(133,879)	$250,426

BASIC AND DILUTED:
Net income (loss) per common share	$(0.02)	$0.40

Weighted average shares outstanding	7,432,423	626,984

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(133,879)	$250,426
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	813	—
Expense (Income) from derivative liability	2,210	(407,617)
Amortization of debt discounts	40,455	45,785
Changes in operating assets and liabilities:
Music inventory	(266)	(591)
Accounts payable	2,637	(3,836)
Accrued interest payable on notes payable	19,584	12,858
Accrued consulting fees	62,200	38,000

Net Cash Used by Operating Activities	(6,246)	(64,975)

CASH FLOWS FROM INVESTING ACTIVITIES:

Trademark costs	(325)	(325)

Net Cash Used by Investing Activities	(325)	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	66	—
Proceeds from notes payable	5,000	54,975
Net proceeds from notes payable to related parties	1,505	1,000

Net Cash Provided by Financing Activities	6,571	55,975

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(9,325)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5	10,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$788

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$—	$37,000
Conversion of debt and accrued interest into common stock	$—	$7,638
Common stock issued for merger with The Marquie Group, Inc.	$4,000	$—

The accompanying notes are an integral part of these financial statements

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2018

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2018 are not necessarily indicative of results that may be expected for the year ending May 31, 2019.

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

Reverse Stock Split

Effective June 20, 2018, the Company effectuated a 1 share for 4,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 3,642,441,577 shares to 912,863 shares. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 7), the Company merged with The Marquie Group, Inc. (“TMG”) in exchange for the issuance of a total of 40,000,002 shares of our common stock to TMG’s stockholders. Following the merger, the Company had 40,912,865 shares of common stock issued and outstanding.

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 8). As of August 31, 2018, the balance due on this loan was $15,950.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2018

(Unaudited)

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	August 31, 2018	May 31, 2018
Digital music acquired for use in operations – at cost	$17,321	$17,055
Accumulated depreciation	(8,187)	(7,374)
Music inventory – net	$9,134	$9,681

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2018, the Company purchased $266 worth of music inventory. For the three months ended August 31, 2018 and 2017, depreciation of music inventory was $813 and $-0-, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2018	May 31, 2018
Notes payable to two entities, non-interest bearing, due on demand, unsecured	$5,000	$—
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on March 17, 2017, in default (Q)	33,686	33,686
Convertible note payable to an entity, interest at 10%, due on April 1, 2017, in default (R)	46,250	46,250
Convertible note payable to an entity, interest at 10%, due on June 13, 2017, in default – net of discount of $-0- and $1,940, respectively (S)	40,750	40,750
Convertible note payable to an entity, interest at 12%, due on August 16, 2017, in default (T)	36,900	36,900

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2018

(Unaudited)

Convertible note payable to an entity, interest at 12%, due on October 31, 2017, in default – net of discount of $-0- and $20,288, respectively (U)	46,750	46,750
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 12%, due on March 16, 2018, in default(Z)	37,000	37,000
Convertible note payable to an entity, interest at 10% – net of discount of $32,066 and $54,247, respectively (AA)	55,934	33,753
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019 – net of discount of $17,835 and $26,658, respectively (DD)	17,165	8,342
Convertible note payable to an entity, interest at 10%, due on April 4, 2019 – net of discount of $22,192 and $31,644, respectively (EE)	15,308	5,856
Notes payable to individuals, non-interest bearing, due on demand	103,475	103,476
Total Notes Payable	866,208	820,753
Less: Current Portion	(866,208)	(820,753)
Long-Term Notes Payable	$—	$—

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

August 31, 2018

(Unaudited)

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

(R) On July 21, 2016, the Company issued a $56,250 Convertible Promissory Note to a lender for net loan proceeds of $50,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), was due on April 21, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $2.00 per share.

(S) On September 13, 2016, the Company issued a $40,750 Convertible Promissory Note to a lender for net loan proceeds of $35,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), was due on June 13, 2017, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $2.00 per share.

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

August 31, 2018

(Unaudited)

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

(V) On May 3, 2017, the Company issued a $72,750 Convertible Promissory Note to a lender as a replacement for the principal and interest due on an earlier promissory note. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.5172 per share.

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

(Y) On March 1, 2017, the Company issued a $8,600 Convertible Promissory Note to a vendor of the Company to convert certain accounts payable due to the vendor. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of $0.16 per share or 60% of the lowest Trading Price during the 5 Trading Day period prior to the Conversion Date.

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

August 31, 2018

(Unaudited)

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

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2018	May 31, 2018
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$24,593	$23,088
Note payable to Company law firm (and owner of 10,000,000 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	2,073	2,073
Notes payable to The OZ Corporation (owner of 10,000,000 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 10,000,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability)	50,000	50,000
Total Notes Payable	179,916	178,411
Less: Current Portion	(179,916)	(178,411)
Long-Term Notes Payable	$—	$—

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2018

(Unaudited)

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at August 31, 2018 and May 31, 2018 consisted of:

	August 31, 2018		May 31, 2018
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$41,775	$40,000	$40,000
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	33,686	29,056	33,686	27,561
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	36,900	38,537	36,900	47,000
Convertible note payable issued January 31, 2017, due October 31, 2017 (U)	46,750	48,824	46,750	46,750
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	32,250
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	37,000	38,641	37,000	37,000
Convertible note payable issued January 11, 2018 (AA)	88,000	171,307	88,000	171,204
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	33,333	50,000	33,333
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	33,333	50,000	33,333
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	70,956	35,000	68,915
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	74,500	37,500	72,957
Totals	$505,336	$656,012	$505,336	$653,803

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

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2018 include (1) stock price of $0.03 per share, (2) exercise prices ranging from $0.012 to $0.018 per share, (3) terms ranging from -0- days to 216 days, (4) expected volatility of 692% and (5) risk free interest rates ranging from 1.95% to 2.28%.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2018

(Unaudited)

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2018 include (1) stock price of $0.0001 per share ($0.40 per share adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split, (2) exercise prices ranging from $0.00004 to $0.00006 per share ($0.16 to $0.24 per share adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split, (3) terms ranging from 0 days to 278 days, (4) expected volatility of 527% and (5) risk free interest rates ranging from 1.76% to 2.23%.

NOTE 7 - EQUITY TRANSACTIONS

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

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 40,000,002 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (20,000,002 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at August 31, 2018) (10,000,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at August 31, 2018) (10,000,000 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 40,000,002 shares of common stock) was recorded at $-0-, the historical cost of the property to TMG.

At August 31, 2018, there are no stock options or warrants outstanding.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2018

(Unaudited)

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

On March 1, 2017, the Company executed a Consulting Agreement with the Company’s chief executive officer. The agreement provides for monthly compensation of $10,000 through December 31, 2020. The Company may terminate the agreement at any time without cause. For the three months ended August 31, 2018 and 2017, consulting fees expensed under this Consulting Agreement were $30,000 and $30,000, respectively. At August 31, 2018 and May 31, 2018, accrued consulting fees under this Consulting Agreement were $101,800 and $71,800, respectively.

On November 15, 2012 and June 3, 2013, the Company executed General Services Agreements with two other service providers. The agreements provided for monthly compensation of $1,000 and $500, respectively, and were to remain in full force and effect until either party provided 90 days and 30 days, respectively, notice of termination to the other party. Effective September 1, 2015, these two agreements were replaced by Consulting Agreements to provide for monthly compensation of $5,000 to each of the two service providers. The term of the agreements is from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate both of these Consulting Agreements at any time without cause. For the three months ended August 31, 2018 and 2017, consulting fees expensed under these 2 Consulting Agreements totaled $30,000 and $30,000, respectively. At August 31, 2018 and May 31, 2018, accrued consulting fees under these 2 Consulting Agreements were $211,050 and $181,850, respectively.

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

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which has been expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts have been accrued at August 31, 2018 and May 31, 2018.

MUSIC OF YOUR LIFE, INC.

Notes to the Consolidated Financial Statements

August 31, 2018

(Unaudited)

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2018, the Company had negative working capital of $2,325,494 and an accumulated deficit of $4,431,673. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 10 - SUBSEQUENT EVENTS

On October 1, 2018, October 4, 2018, and October 15, 2018, the Company issued a total of 4,100,000 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $30,750.

On October 16, 2018, the Company sold 2,000,000 shares of its common stock to the consulting firm entity discussed in Note 8 for $200 cash.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2018 and 2017.

Revenues. The Company generated net revenues of $2,375 and $2,836 during the three months ended August 31, 2018 and 2017, respectively. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales were $-0- for the three months ended August 31, 2018 and 2017. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $63,000 and $73,696 for the three months ended August 31, 2018 and 2017, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $2,638 and $9,264 for the three months ended August 31, 2018 and 2017, respectively. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $8,367 and $18,424 for the three months ended August 31, 2018 and 2017, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $62,249 for the three months ended August 31, 2018 compared to net other income of $348,974 the three months ended August 31, 2017. During the three months ended August 31, 2018 and 2017, the company recorded a gain (loss) on the change in the fair value of the derivative liability in the amount of ($2,210) and $407,617, respectively. Other expenses incurred were comprised of interest expenses related to notes payable in the amount of $60,039 and $58,643, which included the amortization of debt discounts of $40,455 and $45,785, during the three months ended August 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2018, our primary source of liquidity consisted of $5 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2018 of $2,325,494 and $4,431,673, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2018 of $133,879. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2018 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended August 31, 2018 the Company issued an aggregate of 40,000,002 shares of common stock for the merger of The Marquie Group, Inc. See Note 7 in the notes to the financial statements.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 14 notes payable aggregating $513,336 at August 31, 2018. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Music of Your life, Inc. July 21, 2016.
3.2	Amended and Restated Bylaws of Music of Your Life, Inc. July 21, 2016.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Music of Your Life, Inc.

Date: October 22, 2018	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

