Form 10-Q
period 2018-11-30
MUSIC OF YOUR LIFE INC
filed 2019-01-22
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

The Marquie Group, Inc.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 10, 2019, there were 52,073,402 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	November 30,	May 31,
	2018	2018
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$5,142	$5
Loans receivable from related party	15,950	15,950

Total Current Assets	21,092	15,955

OTHER ASSETS

Music inventory	8,842	9,681
Trademark costs	7,990	7,665

Total Other Assets	16,832	17,346

TOTAL ASSETS	$37,924	$33,301

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$517
Accounts payable	32,303	15,607
Accrued interest payable on notes payable	289,129	252,051
Accrued consulting fees	409,850	286,650
Notes payable	904,323	820,753
Notes payable to related parties	179,916	178,411
Derivative liability	1,871,274	653,803

Total Current Liabilities	3,686,795	2,207,792

TOTAL LIABILITIES	3,686,795	2,207,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 47,212,865 and 910,610 shares issued
and outstanding, respectively	4,721	91
Common stock payable - 75 shares	8,460	8,460
Additional paid-in-capital	2,484,872	2,114,752
Accumulated deficit	(6,146,924)	(4,297,794)

Total Stockholders' Deficit	(3,648,871)	(2,174,491)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,924	$33,301

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

NET REVENUES	$598	$401	$2,973	$3,237

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based
compensation of $41,000, $-0-, $41,000, and $-0-,
respectively)	104,500	64,000	167,500	137,696
Professional fees	37,557	30,105	40,195	39,369
Other selling, general and administrative	24,671	13,722	33,038	32,146

Total Operating Expenses	166,728	107,827	240,733	209,211

LOSS FROM OPERATIONS	(166,130)	(107,426)	(237,760)	(205,974)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	(1,174,761)	(7,747)	(1,176,971)	399,870
Interest expense (including amortization of debt discounts
of $48,115, $12,333, $88,570 and $58,118, respectively)	(72,745)	(48,722)	(132,784)	(107,365)
Loss on conversion of notes payable and accrued interest	(301,615)	—	(301,615)	—

Total Other Income (Expenses)	(1,549,121)	(56,469)	(1,611,370)	292,505

INCOME (LOSS) BEFORE INCOME TAXES	(1,715,251)	(163,895)	(1,849,130)	86,531

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(1,715,251)	$(163,895)	$(1,849,130)	$86,531

BASIC AND DILUTED:
Net income (loss) per common share	$(0.04)	$(0.23)	$(0.07)	$0.13

Weighted average shares outstanding	44,620,557	714,939	25,925,585	670,721

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,849,130)	$86,531
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Stock-based compensation	41,000	—
Depreciation of music inventory	1,638	—
Expense (Income) from derivative liability	1,176,971	(399,870)
Amortization of debt discounts	88,570	58,118
Non-cash interest expense	—	20,000
Loss on conversion of notes payable and accrued interest	301,615	—
Changes in operating assets and liabilities:
Music inventory	(799)	(1,109)
Accounts payable	16,696	14,167
Accrued interest payable on notes payable	39,213	29,247
Accrued consulting fees	123,200	98,800

Net Cash Used by Operating Activities	(61,026)	(94,116)

CASH FLOWS FROM INVESTING ACTIVITIES:

Trademark costs	(325)	(325)

Net Cash Used by Investing Activities	(325)	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(517)	—
Proceeds from notes payable	65,500	75,975
Net proceeds from notes payable to related parties	1,505	8,900

Net Cash Provided by Financing Activities	66,488	84,875

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,137	(9,566)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5	10,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,142	$547

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$40,500	$37,000
Conversion of debt and accrued interest into common stock	$32,135	$34,553
Common stock issued for merger with The Marquie Group, Inc.	$4,000	$—

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2018 are not necessarily indicative of results that may be expected for the year ending May 31, 2019.

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

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 7), the Company merged with The Marquie Group, Inc. (“TMG”) in exchange for the issuance of a total of 40,000,002 shares of our common stock to TMG’s stockholders. Following the merger, the Company had 40,912,865 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.”

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 8). As of November 30, 2018, the balance due on this loan was $15,950.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	November 30, 2018	May 31, 2018
Digital music acquired for use in operations – at cost	$17,854	$17,055
Accumulated depreciation	(9,012)	(7,374)
Music inventory – net	$8,842	$9,681

The Company purchases digital music to broadcast over the radio and internet. During the six months ended November 30, 2018, the Company purchased $799 worth of music inventory. For the six months ended November 30, 2018 and 2017, depreciation of music inventory was $1,638 and $-0-, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2018	May 31, 2018
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$25,000	$—
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on March 17, 2017, in default (Q)	33,686	33,686
Convertible note payable to an entity, interest at 10%, due on April 1, 2017, in default (R)	31,250	46,250
Convertible note payable to an entity, interest at 10%, due on June 13, 2017, in default – net of discount of $-0- and $1,940, respectively (S)	40,750	40,750
Convertible note payable to an entity, interest at 12%, due on August 16, 2017, in default (T)	21,900	36,900

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

Convertible note payable to an entity, interest at 12%, due on October 31, 2017, in default – net of discount of $-0- and $20,288, respectively (U)	46,750	46,750
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 12%, due on March 16, 2018, in default (Z)	37,000	37,000
Convertible note payable to an entity, interest at 10% – net of discount of $10,126 and $54,247, respectively (AA)	77,874	33,753
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019 – net of discount of $9,110 and $26,658, respectively (DD)	25,890	8,342
Convertible note payable to an entity, interest at 10%, due on April 4, 2019 – net of discount of $12,842 and $31,644, respectively (EE)	24,658	5,856
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 – net of discount of $18,000 and $-0-, respectively (FF)	4,500	—
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 – net of discount of $14,400 and $-0-, respectively (GG)	3,600	—
Notes payable to individuals, non-interest bearing, due on demand	103,475	103,476
Total Notes Payable	904,323	820,753
Less: Current Portion	(904,323)	(820,753)
Long-Term Notes Payable	$—	$—

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

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

(FF) On September 18, 2018, the Company issued a $22,500 Convertible Promissory Note to a lender for net loan proceeds of $17,500. The note bears interest at a rate of 10% per annum, is due on September 18, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

(GG) On September 18, 2018, the Company issued a $18,000 Convertible Promissory Note to a lender for net loan proceeds of $14,000. The note bears interest at a rate of 10% per annum, is due on September 18, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	November 30, 2018	May 31, 2018
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$24,593	$23,088
Note payable to Company law firm (and owner of 10,000,000 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	2,073	2,073
Notes payable to The OZ Corporation (owner of 10,000,000 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 10,000,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability)	50,000	50,000
Total Notes Payable	179,916	178,411
Less: Current Portion	(179,916)	(178,411)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at November 30, 2018 and May 31, 2018 consisted of:

	November 30, 2018		May 31, 2018
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$291,512	$40,000	$40,000
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	33,686	93,215	33,686	27,561
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	21,900	68,905	36,900	47,000
Convertible note payable issued January 31, 2017, due October 31, 2017 (U)	46,750	147,092	46,750	46,750
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	65,183	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	48,326	21,500	32,250
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	37,000	116,415	37,000	37,000
Convertible note payable issued January 11, 2018 (AA)	88,000	332,683	88,000	171,204
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	122,764	50,000	33,333
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	122,764	50,000	33,333
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	141,195	35,000	68,915
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	153,293	37,500	72,957
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	93,293	—	—
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	18,000	74,634	—	—
Totals	$530,836	$1,871,274	$505,336	$653,803

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2018 include (1) stock price of $0.085 per share, (2) exercise prices ranging from $0.0103 to $0.0262 per share, (3) terms ranging from -0- days to 292 days, (4) expected volatility of 756% and (5) risk free interest rates ranging from 2.31% to 2.58%.

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

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 40,000,002 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (20,000,002 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2018 and November 30, 2018) (10,000,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2018 and November 30, 2018) (10,000,000 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 40,000,002 shares of common stock) was recorded at $-0-, the historical cost of the property to TMG.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

During the six months ended November 30, 2018, the Company issued an aggregate of 4,300,000 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $32,135. We incurred a loss on the conversion of notes payable and accrued interest of $301,615, which represents the excess of the $333,750 fair value of the 4,300,000 shares at the dates of conversion over the $32,135 amount of debt satisfied.

On October 16, 2018, the Company issued 2,000,000 shares of its common stock to the consulting firm entity discussed in Note 8. The $41,000 estimated fair value of the 2,000,000 shares (based on the
$0.0205 closing price of our common stock on October 16, 2018) has been expensed and included in “Salaries and Consulting Fees” in the three months ended November 30, 2018.

At November 30, 2018, there are no stock options or warrants outstanding.

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

On March 1, 2017, the Company executed a Consulting Agreement with the Company’s chief executive officer. The agreement provides for monthly compensation of $10,000 through December 31, 2020. The Company may terminate the agreement at any time without cause. For the six months ended November 30, 2018 and 2017, consulting fees expensed under this Consulting Agreement were $60,000 and $60,000, respectively. At November 30, 2018 and May 31, 2018, accrued consulting fees under this Consulting Agreement were $129,800 and $71,800, respectively.

On November 15, 2012 and June 3, 2013, the Company executed General Services Agreements with two other service providers. The agreements provided for monthly compensation of $1,000 and $500, respectively, and were to remain in full force and effect until either party provided 90 days and 30 days, respectively, notice of termination to the other party. Effective September 1, 2015, these two agreements were replaced by Consulting Agreements to provide for monthly compensation of $5,000 to each of the two service providers. The term of the agreements is from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate both of these Consulting Agreements at any time without cause. For the six months ended November 30, 2018 and 2017, consulting fees expensed under these 2 Consulting Agreements totaled $60,000 and $60,000, respectively. At November 30, 2018 and May 31, 2018, accrued consulting fees under these 2 Consulting Agreements were $241,050 and $181,850, respectively.

Effective September 1, 2015, the Company entered into a Consulting Agreement with another service provider. The agreement provides for monthly compensation of $1,000 for a term from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate this Consulting Agreement at any time without cause. For the six months ended November 30, 2018 and 2017, consulting fees expensed under this Consulting Agreement totaled $6,000 and $6,000, respectively. At November 30, 2018 and May 31, 2018, accrued consulting fees under this Consulting Agreement was $39,000 and $33,000, respectively.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2018

(Unaudited)

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

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which was expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts were accrued at May 31, 2018.

On October 16, 2018 (see Note 7), the Company issued 2,000,000 shares of its common stock to the Consultant. On October 26, 2018, the Consultant advised the Company that it had not been notified that the Agreement was terminated on April 1, 2018 and that the Company is in default of the Agreement.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2018, the Company had negative working capital of $3,665,703 and an accumulated deficit of $6,146,924. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 10 - SUBSEQUENT EVENTS

On December, 19, 2018, the Company issued a $200,000 Convertible Promissory Note to a lender for net proceeds of $178,000. The note bears interest at a rate of 10% per annum, is due on December 19, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (i) the lowest Trading Price during the 25 Trading Day period prior to December 19, 2019 or (ii) 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date.

From December 1, 2018 to January 10, 2019, the Company issued a total of 4,860,537 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of approximately $39,000.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2018 and 2017.

Revenues. The Company generated net revenues of $598 and $401 during the three months ended November 30, 2018 and 2017, respectively. The Company generated net revenues of $2,973 and $3,237 during the six months ended November 30, 2018 and 2017, respectively. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales were $-0- for the three and six months ended November 30, 2018 and 2017. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $104,500 (including stock-based compensation of $41,000) and $64,000 for the three months ended November 30, 2018 and 2017, respectively. Salaries and consulting fees were $167,500 (including stock-based compensation of $41,000) and $137,696 for the six months ended November 30, 2018 and 2017, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $37,557 and $30,105 for the three months ended November 30, 2018 and 2017, respectively. Professional fees were $40,195 and $39,369 for the six months ended November 30, 2018 and 2017, respectively. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $24,671 and $13,722 for the three months ended November 30, 2018 and 2017, respectively. Other selling, general and administrative expenses were $33,038 and $32,146 for the six months ended November 30, 2018 and 2017, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $1,549,121 for the three months ended November 30, 2018 compared to net other expenses of $56,469 for the three months ended November 30, 2017. The Company had net other expenses of $1,611,370 for the six months ended November 30, 2018 compared to net other income of $292,505 for the six months ended November 30, 2017. During the six months ended November 30, 2018 and 2017, the company recorded a gain (loss) on the change in the fair value of the derivative liability in the amount of ($1,176,971) and $399,870, respectively. Other expenses incurred were comprised of interest expenses related to notes payable in the amount of $132,784 and $107,365, which included the amortization of debt discounts of $88,570 and $58,118, during the six months ended November 30, 2018 and 2017, respectively. During the six months ended November 30, 2018, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $301,615 based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2018, our primary source of liquidity consisted of $5,142 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2018 of $3,665,703 and $6,146,924, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2018 of $1,849,130. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

During the six months ended November 30, 2018, the Company issued an aggregate of 4,300,000 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $32,135.

On October 16, 2018, the Company issued 2,000,000 shares of its common stock to the consulting firm entity discussed in Note 8 for services.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 14 notes payable aggregating $483,336 at November 30, 2018. See Note 4 to the Consolidated Financial Statements.

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

