Form 10-Q
period 2019-02-28
Marquie Group, Inc.
filed 2019-04-19
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 16, 2019, there were 79,487,935 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	February 28,	May 31,
	2019	2018
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$127,841	$5
Loans receivable from related party	15,950	15,950

Total Current Assets	143,791	15,955

OTHER ASSETS

Music inventory	9,466	9,681
Trademark costs	10,015	7,665

Total Other Assets	19,481	17,346

TOTAL ASSETS	$163,272	$33,301

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$517
Accounts payable	12,445	15,607
Accrued interest payable on notes payable	253,144	252,051
Accrued consulting fees	415,850	286,650
Notes payable	994,650	820,753
Notes payable to related parties	155,323	178,411
Derivative liability	2,699,659	653,803

Total Current Liabilities	4,531,071	2,207,792

TOTAL LIABILITIES	4,531,071	2,207,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 59,700,131 and 910,610 shares issued
and outstanding, respectively	5,970	91
Common stock payable - 75 shares	8,460	8,460
Additional paid-in-capital	3,649,980	2,114,752
Accumulated deficit	(8,032,209)	(4,297,794)

Total Stockholders' Deficit	(4,367,799)	(2,174,491)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$163,272	$33,301

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

NET REVENUES	$1,496	$931	$4,469	$4,168

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based
compensation of $-0-, $-0-, $41,000, and $-0-, respectively)	71,500	113,000	239,000	250,696
Professional fees	20,578	14,752	60,773	54,121
Other selling, general and administrative	71,714	18,436	104,752	50,582

Total Operating Expenses	163,792	146,188	404,525	355,399

LOSS FROM OPERATIONS	(162,296)	(145,257)	(400,056)	(351,231)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	(458,385)	(58,264)	(1,635,356)	341,606
Interest expense (including amortization of debt discounts
of $112,355, $90,437, $200,925 and $148,556, respectively)	(211,592)	(166,987)	(344,376)	(274,352)
Loss on conversion of notes payable and accrued interest	(1,053,012)	—	(1,354,627)	—

Total Other Income (Expenses)	(1,722,989)	(225,251)	(3,334,359)	67,254

LOSS BEFORE INCOME TAXES	(1,885,285)	(370,508)	(3,734,415)	(283,977)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(1,885,285)	$(370,508)	$(3,734,415)	$(283,977)

BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(0.49)	$(0.11)	$(0.41)

Weighted average shares outstanding	52,250,028	762,319	34,603,973	700,918

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,734,415)	$(283,977)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Promissory note issued for services		50,000
Stock-based compensation	41,000	—
Depreciation of music inventory	2,490	—
Expense (Income) from derivative liability	1,635,356	(341,606)
Amortization of debt discounts	200,925	148,556
Non-cash interest expense	—	20,000
Loss on conversion of notes payable and accrued interest	1,354,627	—
Changes in operating assets and liabilities:
Music inventory	(2,275)	(2,568)
Accounts payable	(3,162)	(485)
Accrued interest payable on notes payable	74,045	97,796
Accrued consulting fees	129,200	123,800

Net Cash Used by Operating Activities	(302,209)	(188,484)

CASH FLOWS FROM INVESTING ACTIVITIES:

Trademark costs	(2,350)	(325)

Net Cash Used by Investing Activities	(2,350)	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(517)	—
Proceeds from notes payable	456,000	170,475
Net proceeds from notes payable to related parties	1,505	13,900
Payments on notes payable to related parties	(24,593)	—

Net Cash Provided by Financing Activities	432,395	184,375

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,836	(4,434)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5	10,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,841	$5,679

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$400,500	$191,666
Conversion of debt and accrued interest into common stock	$145,479	$39,253
Common stock issued for merger with The Marquie Group, Inc.	$4,000	$—
Promissory note issued for accrued consulting fees	$—	$50,000

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2019 are not necessarily indicative of results that may be expected for the year ending May 31, 2019.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans are non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 8). As of February 28, 2019, the balance due on this loan was $15,950.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

(Unaudited)

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	February 28, 2019	May 31, 2018
Digital music acquired for use in operations – at cost	$19,330	$17,055
Accumulated depreciation	(9,864)	(7,374)
Music inventory – net	$9,466	$9,681

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 28, 2019, the Company purchased $2,275 worth of music inventory. For the nine months ended February 28, 2019 and 2018, depreciation of music inventory was $1,638 and $-0-, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2019	May 31, 2018
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$45,500	$—
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, stated interest of $2,500, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on March 17, 2017, in default (Q)	19,586	33,686
Convertible note payable to an entity, interest at 10%, due on April 1, 2017, in default (R)	21,250	46,250
Convertible note payable to an entity, interest at 10%, due on June 13, 2017, in default (S)	40,750	40,750
Convertible note payable to an entity, interest at 12%, due on August 16, 2017, in default (T)	5,890	36,900

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

(Unaudited)

Convertible note payable to an entity, interest at 12%, due on October 31, 2017, in default (U)	44,331	46,750
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 12%, due on March 16, 2018, in default (Z)	37,000	37,000
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default – net of discount of $-0- and $54,247, respectively (AA)	88,000	33,753
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019 – net of discount of $479 and $26,658, respectively (DD)	34,521	8,342
Convertible note payable to an entity, interest at 10%, due on April 4, 2019 – net of discount of $3.596 and $31,644, respectively (EE)	33,903	5,856
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 – net of discount of $12,452 and $-0-, respectively (FF)	10,048	—
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 – net of discount of $9,962 and $-0-, respectively (GG)	8,037	—
Convertible note payable to an entity, interest at 10%, due on September 19, 2019 – net of discount of $148,175 and $-0-, respectively (HH)	51,825	—
Convertible note payable to an entity, interest at 10%, due on August 4, 2019 – net of discount of $147,459 and $-0-, respectively (II)	22,541	—
Notes payable to individuals, non-interest bearing, due on demand	103,475	103,476
Total Notes Payable	994,650	820,753
Less: Current Portion	(994,650)	(820,753)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

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

February 28, 2019

(Unaudited)

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

February 28, 2019

(Unaudited)

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

(HH) On December 19, 2018, the Company issued a $200,000 Convertible Promissory Note to a lender for net loan proceeds of $169,000. The note bears interest at a rate of 10% per annum, is due on September 19, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

(II) On February 4, 2019, the Company issued a $170,000 Convertible Promissory Note to a lender for net loan proceeds of $149,955. The note bears interest at a rate of 10% per annum, is due on August 4, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

(Unaudited)

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 28, 2019	May 31, 2018
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$—	$23,088
Note payable to Company law firm (and owner of 10,000,000 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	2,073	2,073
Notes payable to The OZ Corporation (owner of 10,000,000 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 10,000,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability)	50,000	50,000
Total Notes Payable	155,323	178,411
Less: Current Portion	(155,323)	(178,411)
Long-Term Notes Payable	$—	$—

In the three months ended February 28, 2019, the Company paid the wife of the Company’s Chief Executive Officer a total of $50,000 for repayment of the note payable due her ($24,593) and agreed interest expense ($25,407).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

(Unaudited)

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at February 28, 2019 and May 31, 2018 consisted of:

	February 28, 2019		May 31, 2018
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$105,455	$40,000	$40,000
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	19,586	44,999	33,686	27,561
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	5,890	15,529	36,900	47,000
Convertible note payable issued January 31, 2017, due October 31, 2017 (U)	44,331	116,874	46,750	46,750
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	102,818	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	76,227	21,500	32,250
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	37,000	97,545	37,000	37,000
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	88,000	232,000	88,000	171,204
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	101,515	50,000	33,333
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	101,515	50,000	33,333
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	94,182	35,000	68,915
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	121,364	37,500	72,957
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	81,818	—	—
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	18,000	65,455	—	—
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	200,000	727,273	—	—
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	170,000	615,090	—	—
Totals	$860,807	$2,699,659	$505,336	$653,803
14

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

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

Assumptions used for the calculations of the derivative liability of the notes at February 28, 2019 include (1) stock price of $0.02 per share, (2) exercise prices ranging from $0.0044 to $0.0066 per share, (3) terms ranging from -0- days to 203 days, (4) expected volatility of 777.61 and (5) risk free interest rates ranging from 2.44% to 2.50%.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

(Unaudited)

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 40,000,002 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (20,000,002 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2018 and February 28, 2019) (10,000,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2018 and February 28, 2019) (10,000,000 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 40,000,002 shares of common stock) was recorded at $-0-, the historical cost of the property to TMG.

During the nine months ended February 28, 2019, the Company issued an aggregate of 16,787,266 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $145,480. We incurred a loss on the conversion of notes payable and accrued interest of $1,354,627, which represents the excess of the $1,500,106 fair value of the 16,787,266 shares at the dates of conversion over the $145,479 amount of debt satisfied.

On October 16, 2018, the Company issued 2,000,000 shares of its common stock to the consulting firm entity discussed in Note 8. The $41,000 estimated fair value of the 2,000,000 shares (based on the
$0.0205 closing price of our common stock on October 16, 2018) has been expensed and included in “Salaries and Consulting Fees” in the nine months ended February 28, 2019.

At February 28, 2019, there are no stock options or warrants outstanding.

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

On March 1, 2017, the Company executed a Consulting Agreement with the Company’s chief executive officer. The agreement provides for monthly compensation of $10,000 through December 31, 2020. The Company may terminate the agreement at any time without cause. For the nine months ended February 28, 2019 and 2018, consulting fees expensed under this Consulting Agreement were $90,000 and $90,000, respectively. At February 28, 2019 and May 31, 2018, accrued consulting fees under this Consulting Agreement were $104,800 and $71,800, respectively.

On November 15, 2012 and June 3, 2013, the Company executed General Services Agreements with two other service providers. The agreements provided for monthly compensation of $1,000 and $500, respectively, and were to remain in full force and effect until either party provided 90 days and 30 days, respectively, notice of termination to the other party. Effective September 1, 2015, these two agreements were replaced by Consulting Agreements to provide for monthly compensation of $5,000 to each of the two service providers. The term of the agreements is from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate both of these Consulting Agreements at any time without cause. For the nine months ended February 28, 2019 and 2017, consulting fees expensed under these 2 Consulting Agreements totaled $90,000 and $90,000, respectively. At February 28, 2019 and May 31, 2018, accrued consulting fees under these 2 Consulting Agreements were $266,050 and $181,850, respectively.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

(Unaudited)

Effective September 1, 2015, the Company entered into a Consulting Agreement with another service provider. The agreement provides for monthly compensation of $1,000 for a term from September 1, 2015 to December 31, 2016 and thereafter on a month-to-month basis. The Company may terminate this Consulting Agreement at any time without cause. For the nine months ended February 28, 2019 and 2017, consulting fees expensed under this Consulting Agreement totaled $9,000 and $9,000, respectively. At February 28, 2019 and May 31, 2018, accrued consulting fees under this Consulting Agreement was $42,000 and $33,000, respectively.

Effective January 1, 2019, the Company entered into Consulting Agreements with two other service providers. The agreements provide for monthly compensation of $1,000 and $500, respectively, on a month-to-month basis. The Company may terminate both of these Consulting Agreements at any time without cause. For the nine months ended February 28, 2019 and 2017, consulting fees expensed under these Consulting Agreements totaled $3,000 and $-0-, respectively. At February 28, 2019 and May 31, 2018, accrued consulting fees under these Consulting Agreements was $3,000 and $-0-, respectively.

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

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2019, the Company had negative working capital of $2,497,534 and an accumulated deficit of $5,088,599. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2019

(Unaudited)

NOTE 10 - SUBSEQUENT EVENTS

From March 1, 2019 to April 4, 2019, the Company issued a total of 19,787,804 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $66,277. The $197,619 excess of the $265,997 fair value of the 19,787,804 shares at the dates of conversion over the $68,378 of debt satisfied will be charged to “Loss on conversion of notes payable and accrued interest” in the three months ended May 31, 2019.

On March 4, 2019, the Company received $67,500 from EMA Financial, LLC as net loan proceeds of a $75,000 10% convertible note due November 13, 2019. The default interest rate on the note is 24%. The note is convertible at the option of the lender into shares of the Company common stock at a conversion price equal to the lower of (i) the closing sale price on the trading day immediately preceding the issue date and (ii) 50% of either the lowest sale price during the 20 trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower.

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

BUSINESS OVERVIEW

The Marquie Group, Inc. (TMGI), formerly known as Music of Your Life, Inc., owns and operates two businesses: Music of Your Life, the nation's longest-running, nationally syndicated music radio network broadcasting nationwide on AM, FM, and HD stations and internationally to a global audience on the Internet; and, The Marquie Group, a direct-to-consumer health and beauty products platform with a pipeline of innovative solutions to pervasive wellness concerns: anxiety, anti-aging, low-energy, sleeplessness, and stress that use advanced formulations of amino-acid and natural plant-based alternatives to chemical ingredients. The Whim™ products are currently in development with an estimated 4th quarter 2019 launch.

The Company plans to launch it new product line, called “Whim™” initially on the Music of Your Life global radio network, and on the Company’s whimandadare.com website. The Whim™ products are currently in development with an estimated 4th quarter 2019 launch.

Our principal sources of revenues result from selling monthly subscriptions on the Company’s website.  Expenses which comprise of costs associated with product development, licensing agreements, and royalties, as well as operational and staffing expenses related to the management of the Company’s syndicated network, and product development operations. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 28, 2019 and 2018.

Revenues. The Company generated net revenues of $1,496 and $931 during the three months ended February 28, 2019 and 2018, respectively. The Company generated net revenues of $4,469 and $4,168 during the nine months ended February 28, 2019 and 2018, respectively. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales were $-0- for the three and nine months ended February 28, 2019 and 2018. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $71,500 and $113,000 for the three months ended February 28, 2019 and 2018, respectively. Salaries and consulting fees were $239,000 (including stock-based compensation of $41,000) and $250,696 for the nine months ended February 28, 2019 and 2018, respectively. We expect that salaries and consulting expenses, that are cash instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $20,578 and $14,752 for the three months ended February 28, 2019 and 2018, respectively. Professional fees were $60,773 and $54,121 for the nine months ended February 28, 2019 and 2018, respectively. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $71,714 and $18,436 for the three months ended February 28, 2019 and 2018, respectively. Other selling, general and administrative expenses were $104,752 and $50,582 for the nine months ended February 28, 2019 and 2018, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $1,722,989 for the three months ended February 28, 2019 compared to net other expenses of $225,251 for the three months ended February 28, 2018. The Company had net other expenses of $3,334,359 for the nine months ended February 28, 2019 compared to net other income of $67,254 for the nine months ended February 28, 2018. During the nine months ended February 28, 2019 and 2018, the company recorded income (expense) on the change in the fair value of the derivative liability in the amount of ($1,635,356) and $341,606, respectively. Other expenses incurred were comprised of interest expenses related to notes payable in the amount of $344,376 and $274,352, which included the amortization of debt discounts of $200,925 and $148,556, during the nine months ended February 28, 2019 and 2018, respectively. During the nine months ended February 28, 2019, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $1,354,627 based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2019, our primary source of liquidity consisted of $127,841 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 28, 2019 of $4,387,280 and $8,032,209, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2019 of $3,734,415. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

During the nine months ended February 28, 2019, the Company issued an aggregate of 16,787,266 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $145,480.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 14 notes payable aggregating $503,807 at February 28, 2019. See Note 4 to the Consolidated Financial Statements.

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

Music of Your Life, Inc.

Date: April 19, 2019	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

