Form 10-Q/A
period 2019-02-28
Marquie Group, Inc.
filed 2019-04-22
CIK 1434601

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-Q for the quarter ended February 28, 2019, filed with the Securities and Exchange Commission on April 19, 2019 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Music of Your Life, Inc.

Date: April 22, 2019	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)