Form 10-K
period 2019-05-31
Marquie Group, Inc.
filed 2019-09-13
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of The Marquie Group, Inc. held by non-affiliates as of November 30, 2018 was $385,680.

As of September 10, 2019, there were 1,061,356 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

The Company was incorporated on January 30, 2008, in the State of Florida, as Maximum Consulting, Inc. and shortly thereafter changed its name to ZhongSen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan Zhongsen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully. On May 31, 2013, the Company entered into an acquisition agreement (the “Acquisition”) with Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”). As a result of the Acquisition, MYL Nevada is a wholly-owned subsidiary of the Company, and the Company is now operating a multi-media entertainment company, producing television shows and radio programming. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

The Company merged into The Marquie Group, Inc. on August 16, 2018, which was founded by Jacquie Carter prior to its merger with the Company . Jacquie Carter is a former Executive Director of Worldwide Training and Education at Herbalife Nutrition. During her 18 years with Herbalife, Jacquie created and launched over 60 products worldwide, which have accumulated more than $1-billion in sales.

Internet Licensing has transformed the advertising landscape in a way that is detrimental to advertising sales for terrestrial radio. In response to this, Music of Your Life and the Company began to explore developing a product line to be marketed through radio spots on the Company’s syndicated radio network. At the same time the Company was in an exploratory phase of developing amino-acid-based health and beauty care products. The Music of Your Life merged into the Company though Share Exchange Agreement in August 2018.

Acquisition of The Marquie Group, Inc.

On August 16, 2018 the Company merged with The Marquie Group, Inc. (“TMG”) in exchange for the issuance of a total of 100,000 shares of our common stock to TMG’s stockholders. Following the merger, the Company had 102,277 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” On February 22, 2018 our FINRA symbol changed from “MYLI” to “TMGI.”

Operational Overview

The Company is currently operating two businesses; a nationally syndicated radio network called “Music of Your Life”, broadcasting on AM, FM, and HD terrestrial radio stations across the United Sates, and heard around the world over the Internet; and a direct-to-consumer, health and beauty product line called “Whim”, that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients, with and without non-THC CBD oil. The Company plans to market the new Whim products on the Music of Your Life network upon launch.

Our Business Strategy

The Company is currently developing a direct-to-consumer, health and beauty products platform that use innovative formulations of plant-based, amino-acids, and other natural alternatives to chemical ingredients, with and without non-THC CBD oil. Our branded, solution-driven slate of multiple SKU’s includes facial masks, facial serums, eye serums, CBD tinctures, and beauty drinks, each with unique, skin and complexion enhancing properties. Marketing plan includes a multi-channel, national sales program developed by the Company’s team of health and beauty product marketing specialists that will target consumers through proven and tested inspirational branding and sensorial experience. The products will be introduced initially on the Company’s nationally syndicated radio network, Music of Your Life, the Company’s vast social media connections, as well as Jacquie Carter’s social media reach which covers more than 90-countries. The Company launched a new product-centric website at www.simplywhim.com for people to sign-up and receive discounts upon product launch. Please review our Risk Factors for limitations on advertising CBD products.

●	Direct-to-consumer, health and beauty products platform that use innovative formulations of plant-based, amino-acids, with and without non-THC CBD alternatives to chemical ingredients.

●	Branded, solution-driven slate of multiple SKU’s planned for a 2019 launch - a facial mask, a facial serum, a beauty drink, and CBD oil tinctures, each with unique, skin and complexion enhancing properties.

●	Marketing plan includes a multi-channel, national sales program developed by the Company’s team of health and beauty product marketing specialists that will target consumers through proven and tested inspirational branding and sensorial experience.

Our skin care formulations will be made without Sulfates SLS and SLES, parabens, formaldehydes, formaldehyde-releasing agents, phthalates, mineral oil, retinyl palmitate, oxybenzone, coal tar, hydroquinone, triclosan, triclocarban. Only formulas which have less than one percent of synthetic fragrances will be sent to market.

According to the Physician’s Desk Reference approximately 10-20% of vitamins and minerals taken in supplement form are actually absorbed by the body. Because of this low rate of absorption typical multi-vitamins are not enough for us to obtain the vital nutrients our bodies need. And especially not the skin. Our ultimate goal is to be able supply both topical, nutrient driven products as well as accompanying beauty drinks. This will allow for a wonderful synergy inside and out and will assure us that we are taking the necessary steps to protect our bodies and look good and feel good while doing it.

The products will be introduced on the Company’s Nationwide Syndicated Radio Network, Music of Your Life, which is also simulcast to a worldwide audience over the Internet. Product videos and Blog Posts will be featured at www.simplywhim.com, www.whimandadare.com, www.whimbeauty.com, and www.musicofyourlife.com

Objectives

Our branded, solution-driven slate of multiple SKU’s includes facial masks, facial serums, eye serums, CBD tinctures, and beauty drinks, each with unique, skin and complexion enhancing properties. Marketing plan includes a multi-channel, national sales program developed by the Company’s team of health and beauty product marketing specialists that will target consumers through proven and tested inspirational branding and sensorial experience. The new Whim™ products will be introduced initially on the Company’s nationally syndicated radio network, Music of Your Life, the Company’s streaming video channels, and our access to social media reach which covers more than 90-countries, on the Company recently released website, www.simplywhim.com.

Market Advantage

Music of Your Life® can be heard on AM, FM, and HD radio stations across the U.S., including 5 of the top 10 markets, and to more than 90 countries worldwide over the Internet. This well-established listener base gives the company a strong market advantage over the typical Internet radio service.

Our product formulation and branding present distinct advantages:

1.	Whim™ - Beauty Drink. A fortified Beauty Drink powder, sold in portable on-the-go sachets, that easily dissolves in water for nutrition on-the-go. Beverage powder formulas under development will contain a targeted blend of ingredients that includes Amino Acids, Antioxidant Vitamins, “Super Food” (Acai, Moringa, Blueberry, etc.) Puree Blends, Hydrolyzed Collagen, and, in certain instances, non-THC, water-soluble CBD. These products will be sweetened with natural ingredients without the use of sugar.

2.	Whim™ - Face Serum. An AM/PM youth enhancing facial serum infused non-THC, water-soluble CBD oil and a proprietary blend of amino acids and other natural ingredients that help to address skin aging through additional plant-based technologies.

3.	Whim™ - Beauty Scrub/Mask. A treatment facial mask that delivers anti-aging ingredients to the skin to leave it looking and feeling more youthful.

These products are to be produced without sulfates SLS and SLES, parabens, formaldehydes, formaldehyde-releasing agents, phthalates, mineral oil, retinyl palmitate, coal tar, hydroquinone, triclosan, or triclocarban.

Competition

There are a few well-established companies selling health products containing CBD derived from hemp, and hundreds of new upstarts proposing virtually the same business model as the Company. However, many of these companies fail quickly, and the lack of regulatory guidelines has caused many of these companies unable to sell their products.

Employees

As of May 31, 2019, Marc Angell (Director and Chief Executive Officer) and Jacquie Carter (President) are non-employee officers and/or directors of the Company. The Company has no official employees. We currently have 4 on-air talent paid as part-time contractors, 1 part-time production person, an outside accountant, and an outside lawyer. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

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

Available Information

The Marquie Group, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-54163. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Marquie Group’s corporate office is located at 3225 McLeod Drive, Suite 100, Las Vegas, NV 89121, telephone number, 800-351-3021. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3. LEGAL PROCEEDINGS.

The Company currently has no litigation pending, threatened or contemplated, or unsatisfied judgments.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “TMGI”. We had approximately 2,257 registered holders of our common stock as of May 31, 2019. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on September 10, 2019 was $0.03 per share.

The following table reflects the high and low closing sales prices per share (as adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split and the September 4, 2019 1 share for 400 shares reverse stock split) of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31:

	Price Range(1)
	High	Low
Fiscal May 31, 2019
Fourth quarter	$7.96	$0.56
Third quarter	$176.00	$8.00
Second quarter	$59.96	$8.20
First quarter	$160.00	$11.70

Fiscal May 31, 2018
Fourth quarter	$320.00	$160.00
Third quarter	$480.00	$160.00
Second quarter	$320.00	$160.00
First quarter	$320.00	$160.00

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On June 19, 2018, the Financial Industry Regulatory Authority (“FINRA”) approved a 1 for 4,000 reverse split of the Company’s Common Stock (“Reverse Split”), meaning that each 4,000 shares of Common Stock is consolidated into 1 share of Common Stock following the reverse split, provided however, that fractional shares would be rounded up to the nearest whole share. Following the Reverse Split, the Company had 910,610 common shares issued and outstanding. Effective September 4, 2019, the Company effectuated a 1 for 400 reverse split of the Company’s common stock.

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMG"), pursuant to which the Company merged with TMG. The Company was the surviving corporation. Each shareholder of TMG received one (1) share of common stock of the Company for every one (1) share of TMG common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMG held by TMG shareholders were cancelled, and 100,000 shares of common stock (as adjusted for the September 4, 2019 1 share for 400 shares stock split) of the Company were issued to the TMG shareholders. A majority of these shares, 50,000 shares of common stock of the Company were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMG merger will provide the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty and social networking products.

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

Overview

The Company is currently operating two businesses; a nationally syndicated radio network called “Music of Your Life”, broadcasting on AM, FM, and HD terrestrial radio stations across the United Sates, and heard around the world over the Internet; and a direct-to-consumer, health and beauty product line called “Whim”, that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients, with and without non-THC CBD oil. The Company plans to market the new Whim products on the Music of Your Life network upon launch.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2019 and 2018.

Revenues. The Company generated net revenues of $5,269 during the year ended May 31, 2019 as compared to $5,745 for the year ended May 31, 2018. Revenues were generated from spot sales, digital sales and subscription based sales from the live radio programming through radio stations around the country.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2019 and 2018. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses for the year ended May 31, 2019 were $451,000 as compared to $318,196 for the year ended May 31, 2018. During the year ended May 31, 2019, we issued 5,000 shares (as adjusted for the September 4, 2019 1 for 400 reverse stock split) of common stock to consultants during the period which resulted in $41,000 recorded as consulting expenses. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the year ended May 31, 2019 were $88,169 as compared to $71,772 for the year ended May 31, 2018. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $130,909 for the year ended May 31, 2019 as compared to $97,048 for the year ended May 31, 2018. We anticipate that Other SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $2,985,637 for the year ended May 31, 2019 as compared to $144,393 for the year ended May 31, 2018. For the year ended May 31, 2019, the company incurred interest expense of $648,288, expense from derivative liability of $628,119 and loss on conversion of notes payable and accrued interest of $1,709,230. For the year ended May 31, 2018 the company incurred $416,847 in interest expense and income from derivative liability of $272,454.

Liquidity and Capital Resources

As of May 31, 2019, our primary source of liquidity consisted of $6,297 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2019 of $7,948,240 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2019 of $3,650,446. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Marquie Group, Inc. (formerly Music of Your Life, Inc.)

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of The Marquie Group, Inc. (the “Company”) as of May 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The Marquie Group, Inc. as of May 31, 2019 and 2018 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

September 13, 2019

I have served as the Company’s auditor since 2015.

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	May 31,	May 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$6,297	$5
Loans receivable from related party	15,950	15,950

Total Current Assets	22,247	15,955

OTHER ASSETS

Music inventory	9,397	9,681
Trademark costs	10,015	7,665

Total Other Assets	19,412	17,346

TOTAL ASSETS	$41,659	$33,301

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$517
Accounts payable	21,085	15,607
Accrued interest payable on notes payable	260,290	252,051
Accrued consulting fees	475,350	286,650
Notes payable	1,114,919	820,753
Notes payable to related parties	155,323	178,411
Derivative liability	1,805,422	653,803

Total Current Liabilities	3,832,389	2,207,792

TOTAL LIABILITIES	3,832,389	2,207,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 382,717 and 2,277 shares issued
and outstanding, respectively	38	—
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	4,149,012	2,114,843
Accumulated deficit	(7,948,240)	(4,297,794)

Total Stockholders' Deficit	(3,790,730)	(2,174,491)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,659	$33,301

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations

	For the Years Ended
	May 31,
	2019	2018

NET REVENUES	$5,269	$5,745

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based
compensation of $41,000 and $-0-, respectively)	451,000	318,196
Professional fees	88,169	71,772
Other selling, general and administrative	130,909	97,048

Total Operating Expenses	670,078	487,016

LOSS FROM OPERATIONS	(664,809)	(481,271)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	(628,119)	272,454
Interest expense (including amortization of debt discounts
of $417,587 and $187,103, repectively)	(648,288)	(416,847)
Loss on conversion of notes payable and accrued interest	(1,709,230)	—

Total Other Income (Expenses)	(2,985,637)	(144,393)

LOSS BEFORE INCOME TAXES	(3,650,446)	(625,664)

INCOME TAX EXPENSE	—	—

NET LOSS	$(3,650,446)	$(625,664)

BASIC AND DILUTED:
Net loss per common share	$(30.09)	$(338.56)

Weighted average shares outstanding	121,315	1,848

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
Consolidated Statements of Stockholders' Deficit
For the Period from June 1, 2017 to May 31, 2019

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, June 1, 2017	200	$—	1,506	$—	$8,460	$2,059,690	$(3,672,130)	$(1,603,980)

Common stock issued for conversion
of debt	—	—	697	—	—	54,653	—	54,653

Common shares issued for cash	—	—	74	—	—	500	—	500

Net loss for the year ended
May 31, 2018	—	—	—	—	—	—	(625,664)	(625,664)

Balance, May 31, 2018	200	—	2,277	—	8,460	2,114,843	(4,297,794)	(2,174,491)

Common stock issued for merger
with The Marquie Group, Inc.	—	—	100,000	10	—	(10)	—	—

Rounded up shares issued in connection
with reverse stock split	—	—	5	—	—	—	—	—

Common stock issued for conversion
of debt	—	—	275,435	28	—	1,993,179	—	1,993,207

Common shares issued for services	—	—	5,000	—	—	41,000	—	41,000

Net loss for the year ended
May 31, 2019	—	—	—	—	—	—	(3,650,446)	(3,650,446)

Balance, May 31, 2019	200	$—	382,717	$38	$8,460	$4,149,012	$(7,948,240)	$(3,790,730)

Note: The above statement reflects retroactively the 1 share for 4,000 shares reverse split effective June 20, 2018 and 1 share for 400 shares reverse stock split effective September 4, 2019.

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
	For the Years Ended
	May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,650,446)	$(625,664)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Promissory note issued for services	—	50,000
Stock-based compensation	41,000	—
Depreciation of music inventory	3,305	7,374
Expense (Income) from derivative liability	628,119	(272,454)
Amortization of debt discounts	417,587	187,103
Non-cash interest expense	—	20,000
Loss on conversion of notes payable and accrued interest	1,709,230	—
Changes in operating assets and liabilities:
Accounts payable	5,478	3,315
Accrued interest payable on notes payable	161,295	201,744
Accrued consulting fees	188,700	165,100

Net Cash Used by Operating Activities	(495,732)	(263,482)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	(3,021)	(3,193)
Trademark costs	(2,350)	(325)

Net Cash Used by Investing Activities	(5,371)	(3,518)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(517)	517
Proceeds from sale of common stock	—	500
Proceeds from notes payable	531,000	242,975
Net proceeds from notes payable to related parties	1,505	12,900
Payments on notes payable to related parties	(24,593)	—

Net Cash Provided by Financing Activities	507,395	256,892

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,292	(10,108)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5	10,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,297	$5

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$485,500	$264,166
Conversion of debt and accrued interest into common stock	$1,993,207	$54,653
Common stock issued for merger with The Marquie Group, Inc.	$10	$—
Promissory note issued for accrued consulting fees	$—	$50,000
Accrued interest added to notes payable principal balances	$100,192	$—

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

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

Reverse Stock Splits

Effective June 20, 2018, the Company effectuated a 1 share for 4,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 3,642,441,577 shares to 910,610 shares. Effective September 4, 2019, the Company effectuated a 1 share for 400 shares reverse stock split which reduced the issued and outstanding shares of common stock from 430,589,412 shares to 1,061,356 shares. The accompanying financial statements have been retroactively adjusted to reflect these reverse stock splits.

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 9), the Company merged with The Marquie Group, Inc. (“TMG”) in exchange for the issuance of a total of 100,000 shares of our common stock to TMG’s stockholders. Following the merger, the Company had 102,277 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” The TMG business plan is to launch a direct-to-consumer, health and beauty product line called “Whim” that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients, with and without non-THC CBD oil.

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

b.       Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected a May 31 year-end.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

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

e.       Basic and Fully Diluted Net Loss per Share of Common Stock

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

f.       Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectability is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues.

g.       Advertising

Advertising costs, which are expensed as incurred, were $438 and $4,301 for the years ended May 31, 2019 and 2018, respectively.

h.       Income Taxes

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

At May 31, 2019, the Company had net operating loss carryforwards of approximately $3,889,862, of which $3,035,346 expires in varying amounts through 2038 and $854,516 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a substantial change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2019 and 2018:

	May 31, 2019	May 31, 2018
Deferred tax assets:
NOL Carryover	$816,871	$637,423
Valuation allowance	(816,871)	(637,423)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% and 34%, respectively, to pretax income (loss) for the years ended May 31, 2019 and 2018 due to the following:

	May 31, 2019	May 31, 2018
Expected tax (benefit) at 21% and 34%, respectively	$(766,594)	$(212,726)
Non-deductible stock-based expenses	8,610	—
Non-deductible expense (non-taxable income) from derivative liability	131,905	(92,634)
Non-deductible amortization of debt discounts	87,693	63,615
Non-deductible loss on conversions of notes payable and accrued interest	358,938	—
Remeasurement of deferred income tax from 34% to 21% (a)	—	394,595
Change in valuation allowance	179,448	(152,850)
Provision for income taxes	$—	$—

(a)	As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate became 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $394,595 from $1,032,018 to $637,423 as of May 31, 2018.

For the periods presented, the Company had no tax positions or unrecognized tax benefits.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  For the periods presented, the Company had no such interest or penalties.

i.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2019.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

j.       Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2019 and 2018.

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

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015 (see Note 10). As of May 31, 2019, the balance due on this loan was $15,950.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

NOTE 5 - MUSIC INVENTORY

Music inventory consisted of the following:

	May 31, 2019	May 31, 2018
Digital music acquired for use in operations – at cost	$20,076	$17,055
Accumulated depreciation	(10,679)	(7,374)
Music inventory – net	$9,397	$9,681

The Company purchases digital music to broadcast over the radio and internet. During the year ended May 31, 2019, the Company purchased $3,021 worth of music inventory. For the years ended May 31, 2019 and 2018, depreciation on music inventory was $3,305 and $7,374, respectively.

NOTE 6 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	May 31, 2019	May 31, 2018
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$74,300	$71,800
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	90,500	—
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 – monthly compensation of $5,000	101,350	76,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000	144,700	105,500
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 – monthly compensation of $1,000	45,000	33,000
Due to two other service providers	19,500	—
Total	$475,350	$286,650

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

The accrued consulting fees balance changed as follows:

	Year Ended
	May 31, 2019	May 31, 2018
Balance, beginning of period	$286,650	$171,550
Compensation expense accrued pursuant to consulting agreements	399,000	252,000
Payments to consultants	(210,300)	(136,900)
Balance, end of period	$475,350	$286,650

See Note 11 (Commitments and Contingencies)

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

	May 31, 2019	May 31, 2018
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$—
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on March 17, 2017, in default (Q)	—	33,686
Convertible note payable to an entity, interest at 10%, due on April 21, 2017, in default (R)	35,496	46,250
Convertible note payable to an entity, interest at 10%, due on June 13, 2017, in default (S)	64,233	40,750
Convertible note payable to an entity, interest at 12%, due on August 16, 2017, in default (T)	—	36,900
Convertible note payable to an entity, interest at 12%, due on October 31, 2017, in default (U)	8,313	46,750
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 12%, due on March 16, 2018, in default (Z)	54,992	37,000
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default – net of discount of $-0- and $54,247, respectively (AA)	35,381	33,753
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default – net of discount of $-0- and $26,658, respectively (DD)	35,000	8,342
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default – net of discount of $-0- and $31,644, respectively (EE)	37,500	5,856

Convertible note payable to an entity, interest at 10%, due on September 18, 2019 – net of discount of $6,781 and $-0-, respectively (FF)	15,719	—
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 – net of discount of $5,425 and $-0-, respectively (GG)	12,575	—
Convertible note payable to an entity, interest at 10%, due on September 19, 2019 – net of discount of $81,022 and $-0-, respectively (HH)	118,978	—
Convertible note payable to an entity, interest at 10%, due on August 4, 2019 – net of discount of $61,050 and $-0-, respectively (II)	108,950	—
Convertible note payable to an entity, interest at 10%, due on November 13, 2019 – net of discount of $45,604 and $-0-, respectively (JJ)	29,396	—
Convertible note payable to an entity, interest at 10%, due on November 15, 2019 – net of discount of $9,205 and $-0-, respectively (KK)	10,795	—
Convertible note payable to an entity, interest at 10%, due on November 30, 2019 – net of discount of $2,507 and $-0-, respectively (LL)	2,493	—
Convertible note payable to an entity, interest at 10%, due on December 6, 2019 – net of discount of $1,553 and $-0-, respectively (MM)	1,447	—
Convertible note payable to an entity, interest at 10%, due on December 11, 2019 – net of discount of $5,315 and $-0-, respectively (NN)	4,685	—
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,114,919	820,753
Less: Current Portion	(1,114,919)	(820,753)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

(B) On April 22, 2015, the Company issued a $25,000 Promissory Note, non-interest bearing (interest at 24% per annum after May 22, 2015), due at maturity on May 22, 2015.

(D) On July 24, 2015, the Company issued a $50,000 Promissory Note to Kodiak Capital Group, LLC (“Kodiak”) for services rendered in association with an Equity Purchase Agreement. As amended and restated January 4, 2016, the note is non-interest bearing and was due on February 1, 2016.

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

(I) On September 21, 2015, the Company issued a $25,000 Promissory Note with a stated interest amount of $2,500 due at maturity on December 20, 2015. In the event that all principal and interest are not paid to the lender by January 20, 2016, interest is to accrue at a rate of 24% per annum commencing on January 21, 2016.

(M) On December 29, 2015, the Company issued a $20,000 Convertible Promissory Note to a lender for net loan proceeds of $15,000. The note bears interest at a rate of 12% per annum, was due on December 29, 2016, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest closing bid price during the 30 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

(P) On June 3, 2016, the Company issued a $25,000 Promissory Note. The note bears interest at a rate of 10% per annum and was due on November 30, 2016.

(Q) On June 17, 2016, the Company issued a $50,750 Convertible Promissory Note to a lender for net loan proceeds of $44,000. The note bore interest at a rate of 10% per annum (24% per annum default rate), was due on March 17, 2017, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of 55% of the lowest Trading Price during the 25 Trading Day period (a) prior to June 17, 2016 or (b) prior to the Conversion Date. See Note 9 (Derivative Liability).

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

(T) On November 16, 2016, the Company issued a $47,000 Convertible Promissory Note to a lender for net loan proceeds of $40,000. The note bore interest at a rate of 12% per annum (24% per annum default rate), was due on August 16, 2017, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

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

May 31, 2019

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

(DD) On March 5, 2018, the Company issued a $35,000 Convertible Promissory Note to a lender for net loan proceeds of $33,000. The note bears interest at a rate of 10% per annum, was due on March 5, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(EE) On April 4, 2018, the Company issued a $37,500 Convertible Promissory Note (Tranche 2 of (AA) above) to a lender for net loan proceeds of $35,500. The note bears interest at a rate of 10% per annum, was due on April 4, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(FF) On September 18, 2018, the Company issued a $22,500 Convertible Promissory Note (Tranche 3 of (AA) above) to a lender for net loan proceeds of $17,500. The note bears interest at a rate of 10% per annum, is due on September 18, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

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

(HH) On December 19, 2018, the Company issued a $200,000 Convertible Promissory Note to a lender for net loan proceeds of $169,000. The note bears interest at a rate of 10% per annum, is due on September 19, 2019, and is convertible at the option of the lender into shares of the Company common stock at a

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

Conversion Price equal to the lesser of (i) the lowest Trading Price during the 25 Trading Day period prior to December 19, 2018 or (ii) 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(II) On February 4, 2019, the Company issued a $170,000 Convertible Promissory Note to a lender for net loan proceeds of $149,955. The note bears interest at a rate of 10% per annum, was due on August 4, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(JJ) On February 13, 2019, the Company issued a $75,000 Convertible Promissory Note to a lender for net loan proceeds of $67,500. The note bears interest at a rate of 10% per annum, is due on November 13, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(KK) On November 15, 2018, the Company issued a $20,000 Convertible Promissory Note (Tranche 4 of (AA) above) to a lender for net loan proceeds of $20,000. The note bears interest at a rate of 10% per annum, is due on November 15, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(LL) On November 30, 2018, the Company issued a $5,000 Convertible Promissory Note (Tranche 5 of (AA) above) to a lender for net loan proceeds of $5,000. The note bears interest at a rate of 10% per annum, is due on November 30, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(MM) On December 6, 2018, the Company issued a $3,000 Convertible Promissory Note (Tranche 6 of (AA) above) to a lender for net loan proceeds of $3,000. The note bears interest at a rate of 10% per annum, is due on December 6, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(NN) On December 11, 2018, the Company issued a $10,000 Convertible Promissory Note (Tranche 7 of (AA) above) to a lender for net loan proceeds of $10,000. The note bears interest at a rate of 10% per annum, is due on December 11, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

Concentration of Notes Payable:

The principal balance of the notes payable at May 31, 2019 was due to:

Lender A	$333,033
Lender B	200,000
Lender C	133,381
15 other lenders	666,967

Total	1,333,381

Less debt discounts	(218,462)

Net	$1,114,919

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2019	May 31, 2018
Note payable to wife of Company’s chief executive officer, non-interest bearing, due on demand, unsecured	$—	$23,088
Note payable to Company law firm, non-interest bearing, due on demand, unsecured	2,073	2,073
Notes payable to The OZ Corporation (owner of 25,000 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 25,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability)	50,000	50,000
Total Notes Payable	155,323	178,411
Less: Current Portion	(155,323)	(178,411)
Long-Term Notes Payable	$—	$—

In the three months ended February 28, 2019, the Company paid the wife of the Company’s Chief Executive Officer a total of $50,000 for repayment due her ($24,593) and agreed interest expense ($25,407).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

NOTE 9 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2019 and 2018 consisted of:

	May 31, 2019		May 31, 2018
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$60,000	$40,000	$40,000
Convertible note payable issued June 17, 2016, due March 17, 2017 (Q)	—	—	33,686	27,561
Convertible note payable issued November 16, 2016, due August 16, 2017 (T)	—	—	36,900	47,000
Convertible note payable issued January 31, 2017, due August 31, 2017 (U)	8,313	12,470	46,750	46,750
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	55,769	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	41,346	21,500	32,250
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	54,992	82,488	37,000	37,000
Convertible note payable issued January 11, 2018 (AA)	35,381	53,072	88,000	171,204
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	55,555	50,000	33,333
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	55,555	50,000	33,333
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	52,500	35,000	68,915
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	56,250	37,500	72,957
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	56,250	—	—
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	18,000	45,000	—	—
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	200,000	500,000	—	—
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	170,000	396,667	—	—
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	75,000	187,500	—	—
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	50,000	—	—
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	12,500	—	—
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	7,500	—	—
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	25,000	—	—
Totals	$885,186	$1,805,422	$505,336	$653,803

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

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

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2019 include (1) stock price of $0.60 per share, (2) exercise prices ranging from $0.15 to $0.20 per share, (3) terms ranging from 0 days to 166 days, (4) expected volatility of 490% and (5) risk free interest rates ranging from 0.86% to 2.35%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2018 include (1) stock price of $160.00 per share, (2) exercise prices ranging from $64.00 to $96.00 per share, (3) terms ranging from 0 days to 278 days, (4) expected volatility of 527% and (5) risk free interest rates ranging from 1.76% to 2.23%.

Concentration of Derivative Liability:

The derivative liability at May 31, 2019 relates to convertible notes payable due to:

Lender A	$479,155
Lender B	512,469
Lender C	260,572
Lender D	187,500
6 other lenders	365.726

Total	$1,805,422

NOTE 10 - EQUITY TRANSACTIONS

On October 3, 2016, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 2,000,000,000 shares and to change the par value of both the common stock and preferred stock from $0.001 per share to $0.0001 per share.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

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

During the year ended May 31, 2018, the Company issued an aggregate of 697.05 shares of common stock for the conversion of notes payable and interest in the aggregate amount of $54,653.

During the year ended May 31, 2018, the Company issued 7.375 shares of common stock for cash in the amount of $500.

On August 16, 2018, the Company entered into a Merger Agreement by and among the Company, and The Marquie Group, Inc., a Utah Corporation (“TMG”), pursuant to with the Company merged with TMG. The Company is the surviving corporation. Each shareholder of TMG received .0025 shares of common stock of the Company for every one (1) share of TMG common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMG held by TMG shareholders were cancelled, and 100,000 shares of common stock of the Company were issued to the TMG shareholders.

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 100,000 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (50,000 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2019 and 2018 (25,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2019 and 2018 (25,000 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 100,000 shares of common stock) was recorded at $-0-, the historical cost of the property to TMG.

During the year ended May 31, 2019, the Company issued an aggregate of 275,435 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $283,977. We incurred a loss on the conversion of notes payable and accrued interest of $1,709,230, which represents the excess of the $1,993,207 fair value of the 275,435 shares at the dates of conversion over the $283,977 amount of debt satisfied.

On October 16, 2018, the Company issued 5,000 shares of its common stock to the consulting firm entity discussed in Note 10. The $41,000 estimated fair value of the 5,000 shares (based on the
$8.20 closing price of our common stock on October 16, 2018) has been expensed and included in “Salaries and Consulting Fees” in the year ended May 31, 2019.

At May 31, 2019 and 2018, there are no stock options or warrants outstanding.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

other service providers (see Note 6 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provides for monthly compensation of $10,000 and has a term expiring December 31, 2020. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provides for monthly compensation of $15,000 and has a term expiring July 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provides for monthly compensation of $5,000 and is month-to-month. The other 3 consulting agreements in effect at May 31, 2019 provide for monthly compensation totaling $3,000.

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

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which has been expensed and included in “Salaries and Consulting Fees” in the accompanying Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts have been accrued at May 31, 2018 and 2019.

On October 16, 2018 (see Note 10), the Company issued 5,000 shares of its common stock to the Consultant. On October 26, 2018, the Consultant advised the Company that it had not been notified that the Agreement was terminated on April 1, 2018 and that the Company is in default of the Agreement.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2019, the Company had negative working capital of $3,810,142 and an accumulated deficit of $7,948,240. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2020 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13 – SUBSEQUENT EVENTS

On August 28, 2019, the Securities and Exchange Commission (the “SEC”) issued a Notice of Qualification regarding a Form 1-A filed by the Company in connection with the Company’s offering of up to 1,333,333,333 shares of common stock at a price of $0.0075 per share or a total offering of $10,000,000. The end date of the offering is August 28, 2020.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2019

From June 1, 2019 to August 31, 2019, the Company issued a total of 676,382 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $65,820. The $86,699 excess of the $152,519 fair value of the 676,382 shares at the dates of conversion over the $65,820 of debt satisfied will be charged to “Loss on conversion of notes payable and accrued interest” in the three months ended August 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A - No change in accountant for the annual period ended May 31, 2019 and to present.

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

As of May 31, 2019, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2018, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Mr. Angell, age 61, has been the Chief Executive Officer of Music of Your Life, Inc., since November 2012. Mr. Angell acquired the well-known Music of Your Life trademark in 2008, and in 2009 formed Global Radio Network, Inc as its CEO to operate the syndicated radio network known as Music of Your Life. In November 2012, Angell formed Music of Your Life, Inc. as an entertainment company to capitalize on the growth and development of the Music of Your Life trademark and branding, including radio, TV, live concerts, and merchandising. Angell has entered into deals with Time-Life for music catalogs. Mr. Angell, was a director of Wireless Village, Inc., a telecommunications solution provider, and Concierge Technologies, Inc. from June, 2004 to January, 2008. In 2000, Mr. Angell became the founder and President of Planet Halo, a wireless telecommunications company, until he sold it in May, 2004 to the public company Concierge Technologies, Inc. (OTC:BB CNCG). In January 1990 Mr. Angell founded Angellcom, a supplier and distributor of one-way paging devices in the U.S. He remained its CEO until 1999. Mr. Angell conceptualized, designed and marketed both the one-way pagers for Angellcom and the Halo device for Planet Halo. During the 1990s, Mr. Angell was also involved in the land mobile radio business as a license holder and manager of 220MHz radio systems throughout the United States and Mexico.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2019, the Board held no in-person meetings.

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

To our knowledge, during the fiscal year ended May 31, 2019, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promotehonest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2019 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended May 31, 2019; thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position		FiscalYear		Salary		Stock Awards		All Other Compensation (1)		Total

Marc Angell	2019		$—		$—		$117,700		$117,700
Chief Executive Officer	2018		$—		$—		$54,700		$54,700
Secretary

(1)	Consulting fees paid. See Notes 6 and 11 to the financial statements.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 10, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89121. As of September 10, 2019, there were 1,061,356 shares of common stock issued and outstanding, and 200 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock have voting rights equal to four times the sum of (a) all shares of Common Stock issued and outstanding at the time of voting; plus (b) the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting; divided by (c) the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. The Series A Preferred Stock continues to have no conversion, liquidation, or dividend rights. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	—	50,018	50,018	4.64%
Marc Angell(2)	—	50,018	50,018	4.64%
John D. Thomas, P.C.	25,000	—	25,000	2.32%
The Oz Corporation	25,000	—	25,000	2.32%
All directors/director nominees and executive officers as a group (1 person)	—	50,018	50,018	4.64%

(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 50,018 shares of common stock held by the Angell Family Trust.
(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 50,018 shares of common stock held by the Angell Family Trust. Excludes 200 shares of Series A Preferred Stock held by Mr. Angell which have super-voting rights, but no conversion, dividend, or liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Angell would beneficially hold approximately 80.93% of the voting securities of the Company.

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

Change of Control

On February 26, 2013, Marc Angell purchased a controlling interest in the Company. Through his ownership of 200 shares of Series A Preferred Stock, he and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 4, 2016, the Board of Directors of Music of Your Life, Inc., a Florida corporation (the “Company”) issued all 200 previously authorized but unissued shares of Series A Preferred Stock (the “Preferred Stock”) to the Company’s sole officer and director Marc Angell. At September 10, 2019, the Preferred Stock collectively holds 80% of the total voting power of the Company.

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

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMG"), pursuant to which the Company merged with TMG. The Company was the surviving corporation. Each shareholder of TMG received one (1) share of common stock of the Company for every one (1) share of TMG common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMG held by TMG shareholders were cancelled, and 100,000 shares of common stock of the Company were issued to the TMG shareholders. A majority of these shares, 50,000 shares of common stock of the Company were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMG merger will provide the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty and social networking products.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. during the fiscal years ended May 31, 2019 and 2018:

	2019	2018
Audit Fees	$29,000	$26,500
Audit Related Fees	2,000	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$31,000	$26,500

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

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: September __, 2019	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 13, 2019
Marc Angell

//s/ Marc Angell	Director	September 13, 2019
Marc Angell

