Form 10-Q
period 2019-08-31
Marquie Group, Inc.
filed 2019-10-31
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 21, 2019, there were 1,061,357 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	August 31,	May 31,
	2019	2019
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$5	$6,297
Loans receivable from related party	15,950	15,950

Total Current Assets	15,955	22,247

OTHER ASSETS

Music inventory	8,800	9,397
Trademark costs	10,015	10,015

Total Other Assets	18,815	19,412

TOTAL ASSETS	$34,770	$41,659

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$502	$—
Accounts payable	24,424	21,085
Accrued interest payable on notes payable	263,046	260,290
Accrued consulting fees	543,850	475,350
Notes payable	1,285,238	1,114,919
Notes payable to related parties	155,323	155,323
Derivative liability	4,592,797	1,805,422

Total Current Liabilities	6,865,180	3,832,389

TOTAL LIABILITIES	6,865,180	3,832,389

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 1,061,357 and 382,717 shares issued
and outstanding, respectively	106	38
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	4,301,463	4,149,012
Accumulated deficit	(11,140,439)	(7,948,240)

Total Stockholders' Deficit	(6,830,410)	(3,790,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,770	$41,659

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2019	2018

NET REVENUES	$216	$2,375

OPERATING EXPENSES

Salaries and Consulting fees	109,500	63,000
Professional fees	7,865	2,638
Other selling, general and administrative	14,831	8,367

Total Operating Expenses	132,196	74,005

LOSS FROM OPERATIONS	(131,980)	(71,630)

OTHER INCOME (EXPENSES)

Expense from derivative liability	(2,728,625)	(2,210)
Interest expense (including amortization of debt discounts
of $190,846 and $40,445, repectively)	(228,631)	(60,039)
Loss on conversion of notes payable and accrued interest	(102,963)	—

Total Other Income (Expenses)	(3,060,219)	(62,249)

LOSS BEFORE INCOME TAXES	(3,192,199)	(133,879)

INCOME TAX EXPENSE	—	—

NET LOSS	$(3,192,199)	$(133,879)

BASIC AND DILUTED:
Net loss per common share	$(3.88)	$(7.21)

Weighted average shares outstanding	821,767	18,581

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Three Months Ended August 31, 2019

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2019	200	$—	382,717	$38	$8,460	$4,149,012	$(7,948,240)	$(3,790,730)

Rounded up shares issued in connection
with reverse stock split	—	—	2,258	—	—	—	—	—

Common stock issued for conversion
of debt	—	—	676,382	68	—	152,451	—	152,519

Net loss for the three months ended
August 31, 2019	—	—	—	—	—	—	(3,192,199)	(3,192,199)

Balance, August 31, 2019	200	$—	1,061,357	$106	$8,460	$4,301,463	$(11,140,439)	$(6,830,410)

Note: The above statement reflects retroactively the 1 share for 4,000 shares reverse split effective June 20, 2018 and the 1 share for 400 shares reverse stock split effective September 4, 2019.

	Three Months Ended August 31, 2018

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2017	200	$—	2,277	$—	$8,460	$2,114,843	$(4,297,794)	$(2,174,491)

Common stock issued for merger
with The Marquie Group, Inc.	—	—	100,000	10	—	(10)	—	—

Rounded up shares issued in connection
with reverse stock split	—	—	5	—	—	—	—	—

Net loss for the three months ended
August 31, 2018	—	—	—	—	—	—	(133,879)	(133,879)

Balance, August 31, 2018	200	$—	102,282	$10	$8,460	$2,114,833	$(4,431,673)	$(2,308,370)

Note: The above statement reflects retroactively the 1 share for 4,000 shares reverse split effective June 20, 2018 and the 1 share for 400 shares reverse stock split effective September 4, 2019.

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,192,199)	$(133,879)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	924	813
Expense from derivative liability	2,728,625	2,210
Amortization of debt discounts	190,846	40,455
Loss on conversion of notes payable and accrued interest	102,963	—
Changes in operating assets and liabilities:
Accounts payable	3,339	2,637
Accrued interest payable on notes payable	31,785	19,584
Accrued consulting fees	68,500	62,200

Net Cash Used by Operating Activities	(65,217)	(5,980)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	(327)	(266)
Trademark costs	—	(325)

Net Cash Used by Investing Activities	(327)	(591)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	502	66
Proceeds from notes payable	58,750	5,000
Net proceeds from notes payable to related parties	—	1,505

Net Cash Provided by Financing Activities	59,252	6,571

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,292)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,297	5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$5

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$58,750	$—
Conversion of debt and accrued interest into common stock	$49,556	$—
Common stock issued for merger with The Marquie Group, Inc.	$—	$10

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2019 are not necessarily indicative of results that may be expected for the year ending May 31, 2020.

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

Reverse Stock Splits

Effective June 20, 2018, the Company effectuated a 1 share for 4,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 3,642,441,577 shares to 910,610 shares. Effective September 4, 2019, the Company effectuated a 1 share for 400 shares reverse stock split which reduced the issued and outstanding shares of common stock from 423,639,620 shares to 1,061,357 shares. The accompanying financial statements have been retroactively adjusted to reflect these reverse stock splits.

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 8), the Company merged with The Marquie Group, Inc. (“TMG”) in exchange for the issuance of a total of 100,000 shares of our common stock to TMG’s stockholders. Following the merger, the Company had 102,277 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” The TMG business plan is to launch a direct-to-consumer, health and beauty product line called “Whim” that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients, with and without non-THC CBD oil.

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. As of August 31, 2019, the balance due on this loan was $15,950.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	August 31, 2019	May 31, 2019
Digital music acquired for use in operations – at cost	$20,403	$20,076
Accumulated depreciation	(11,603)	(10,679)
Music inventory – net	$8,800	$9,397

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2019, the Company purchased $327 worth of music inventory. For the three months ended August 31, 2019 and 2018, depreciation of music inventory was $924 and $813, respectively.

NOTE 4 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31, 2019	May 31, 2019
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$79,800	$74,300
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	119,000	90,500
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 – monthly compensation of $5,000	116,350	101,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 – monthly compensation of $1,000	48,000	45,000
Due to two other service providers	36,000	19,500
Total	$543,850	$475,350

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2019	Year Ended May 31, 2019
Balance, beginning of period	$475,350	$286,650
Compensation expense accrued pursuant to consulting agreements	109,500	399,000
Payments to consultants	(41,000)	(210,300)
Balance, end of period	$543,850	$475,350

See Note 11 (Commitments and Contingencies)

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2019	May 31, 2018
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on April 21, 2017, in default (R)	35,496	35,496
Convertible note payable to an entity, interest at 10%, due on June 13, 2017, in default (S)	64,233	64,233
Convertible note payable to an entity, interest at 12%, due on October 31, 2017, in default (U)	—	8,313
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 12%, due on March 16, 2018, in default (Z)	54,992	54,992
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default (AA)	23,167	35,381
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	37,500	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 – net of discount of $1,110 and $6,781, respectively (FF)	21,390	15,719
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 – net of discount of $888 and $5,425, respectively (GG)	17,112	12,575
Convertible note payable to an entity, interest at 10%, due on September 19, 2019 – net of discount of $13,869 and $81,022, respectively (HH)	186,131	118,978
Convertible note payable to an entity, interest at 10%, due on August 4, 2019, in default – net of discount of $-0- and $61,050, respectively (II)	170,000	108,950

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on November 13, 2019 – net of discount of $20,329 and $45,604, respectively (JJ)	54,671	29,396
Convertible note payable to an entity, interest at 10%, due on November 15, 2019 – net of discount of $4,164 and $9,205, respectively (KK)	15,836	10,795
Convertible note payable to an entity, interest at 10%, due on November 30, 2019 – net of discount of $1,247 and $2,507, respectively (LL)	3,753	2,493
Convertible note payable to an entity, interest at 10%, due on December 6, 2019 – net of discount of $797 and $1,553, respectively (MM)	2,203	1,447
Convertible note payable to an entity, interest at 10%, due on December 11, 2019 – net of discount of $2,794 and $5,315, respectively (NN)	7,206	4,685
Convertible note payable to an entity, interest at 12%, due on March 10, 2020 – net of discount of $41,168 and $-0-, respectively (OO)	17,582	—
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,285,238	1,114,919
Less: Current Portion	(1,285,238)	(1,114,919)
Long-Term Notes Payable	$—	$—

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

August 31, 2019

(Unaudited)

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

(U) On January 31, 2017, the Company issued a $46,750 Convertible Promissory Note to a lender for net loan proceeds of $40,000. The note bore interest at a rate of 12% per annum (24% per annum default rate), was due on October 31, 2017, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

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

August 31, 2019

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

August 31, 2019

(Unaudited)

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

(OO) On June 10, 2019, the Company issued a $58,750 Convertible Promissory Note to a lender for net loan proceeds of $50,000. The note bears interest at a rate of 12% per annum (24% per annum default rate), is due on March 10, 2020, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	August 31, 2019	May 31, 2019

Lender A	$275,888	$296,414
Lender B	258,750	200,000
Lender C	170,000	170,000
15 other lenders	666,966	666,967

Total	1,371,604	1,333,381

Less debt discounts	(86,366)	(218,462)

Net	$1,258,238	$1,114,919

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2019	May 31, 2019
Note payable to Company law firm (and owner of 10,000,000 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	2,073
Notes payable to The OZ Corporation (owner of 10,000,000 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 10,000,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	155,323	155,323
Less: Current Portion	(155,323)	(155,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at August 31, 2019 and May 31, 2019 consisted of:

	August 31, 2019		May 31, 2019
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$200,000	$40,000	$60,000
Convertible note payable issued January 31, 2017, due August 31, 2017 (U)	—	—	8,313	12,470
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	188,500	29,000	55,769
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	139,750	21,500	41,346
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	54,992	274,962	54,992	82,488
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	23,167	115,835	35,381	53,072
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	200,000	50,000	55,555
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	200,000	50,000	55,555
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	175,000	35,000	52,500
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	187,500	37,500	56,250
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	112,500	22,500	56,250
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	18,000	90,000	18,000	45,000
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	200,000	1,000,000	200,000	500,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	170,000	850,000	170,000	396,667
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	75,000	375,000	75,000	187,500
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	100,000	20,000	50,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	25,000	5,000	12,500
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	15,000	3,000	7,500
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	50,000	10,000	25,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	293,750	—	—
Totals	$923,409	$4,592,797	$885,186	$1,805,422

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

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2019 include (1) stock price of $0.12 per share, (2) exercise prices ranging from $0.016 to $0.024 per share, (3) terms ranging from -0- days to 192 days, (4) expected volatility of 775% and (5) risk free interest rates ranging from 1.89% to 2.10%.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2019	May 31, 2019

Lender A	$880,797	$479,155
Lender B	1,293,750	512,469
Lender C	850,000	260,572
Lender D	375,000	187,500
6 other lenders	1,193,250	365,726

Total	$4,592,797	$1,805,422

NOTE 8 - EQUITY TRANSACTIONS

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

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 100,000 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (50,000 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2019 and August 31, 2019) (25,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2019 and August 31, 2019) (25,000 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 100,000 shares of common stock) were recorded at $-0-, the historical cost of the property to TMG.

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

On October 16, 2018, the Company issued 5,000 shares of its common stock to the consulting firm entity discussed in Note 9. The $41,000 estimated fair value of the 5,000 shares (based on the
$8.20 closing price of our common stock on October 16, 2018) has been expensed and included in “Salaries and Consulting Fees” in the three months ended November 30, 2018.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2019

(Unaudited)

During the three months ended August 31, 2019, the Company issued an aggregate of 676,382 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $49,556. We incurred a loss on the conversion of notes payable and accrued interest of $102,963, which represents the excess of the $152,519 fair value of the 676,382 shares at the dates of conversion over the $49,556 amount of debt satisfied.

On August 28, 2019, the Securities and Exchange Commission (the “SEC”) issued a Notice of Qualification regarding a Form 1-A filed by the Company in connection with the Company’s offering of up to 1,333,333,333 shares of common stock at a price of $0.0075 per share or a total offering of $10,000,000. The end date of the offering is August 28, 2020.

At August 31, 2019, there are no stock options or warrants outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 4 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provides for monthly compensation of $10,000 and has a term expiring December 31, 2020. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provides for monthly compensation of $15,000 and has a term expiring July 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provides for monthly compensation of $5,000 and is month-to-month. The other 3 consulting agreements in effect at August 31, 2019 provide for monthly compensation totaling $6,500.

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

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which was expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts were accrued at May 31, 2019 and August 31, 2019.

On October 16, 2018 (see Note 8), the Company issued 5,000 shares of its common stock to the Consultant. On October 26, 2018, the Consultant advised the Company that it had not been notified that the Agreement was terminated on April 1, 2018 and that the Company is in default of the Agreement.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2019, the Company had negative working capital of $6,849,225 and an accumulated deficit of $11,140,439. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2019 and 2018.

Revenues. The Company generated net revenues of $216 and $2,375 during the three months ended August 31, 2019 and 2018, respectively. Revenues were generated from spot sales and subscription based sales from the live radio programming through radio stations around the country. The decrease in revenues in 2019 resulted from large amounts of down time experienced in 2019 and the cessation in October 2018 of charging monthly subscription fees to users.

Cost of Sales. Our cost of sales were $-0- for the three months ended August 31, 2019 and 2018. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $109,500 and $63,000 for the three months ended August 31, 2019 and 2018, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $7,865 and $2,638 for the three months ended August 31, 2019 and 2018, respectively. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $14,831 and $8,367 for the three months ended August 31, 2019 and 2018, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $3,060,219 for the three months ended August 31, 2019 compared to net other expenses of $62,249 for the three months ended August 31, 2018. During the three months ended August 31, 2019 and 2018, the company recorded expense on the change in the fair value of the derivative liability in the amount of $2,728,625 and $2,210, respectively. Other expenses incurred were comprised of interest expenses related to notes payable in the amount of $228,631 and $60,039, which included the amortization of debt discounts of $190,846 and $40,445, respectively. During the three months ended August 31, 2019, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $102,963 based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2019, our primary source of liquidity consisted of $5 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2019 of $6,849,225 and $11,140,439, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2019 of $3,192,199. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our multi-media entertainment business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2019 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 8 in the notes to the financial statements.

With respect to the transactions in Note 8 to the financial statements, each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 15 notes payable aggregating $692,388 at August 31, 2019. See Note 5 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description
3.1		Amended and Restated Articles of Incorporation of Music of Your life, Inc.
3.2		Amended and Restated Bylaws of Music of Your Life, Inc.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Music of Your Life, Inc.

Date: October 25, 2019	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

