Form 10-Q
period 2019-11-30
Marquie Group, Inc.
filed 2020-01-21
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 14, 2020, there were 216,230,100 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	November 30,	May 31,
	2019	2019
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$6,297
Loans receivable from related party	15,950	15,950

Total Current Assets	15,950	22,247

OTHER ASSETS

Music inventory	7,876	9,397
Trademark costs	10,015	10,015

Total Other Assets	17,891	19,412

TOTAL ASSETS	$33,841	$41,659

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$987	$—
Accounts payable	56,767	21,085
Accrued interest payable on notes payable	246,237	260,290
Accrued consulting fees	637,650	475,350
Notes payable	1,250,634	1,114,919
Notes payable to related parties	155,323	155,323
Derivative liability	5,567,140	1,805,422

Total Current Liabilities	7,914,738	3,832,389

TOTAL LIABILITIES	7,914,738	3,832,389

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 161,061,647 and 382,717 shares issued
and outstanding, respectively	16,106	38
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	4,285,463	4,149,012
Accumulated deficit	(12,190,926)	(7,948,240)

Total Stockholders' Deficit	(7,880,897)	(3,790,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,841	$41,659

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

NET REVENUES	$—	$598	$216	$2,973

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based
compensation of $-0-, $41,000, $-0- and
$41,000, respectively)	109,500	104,500	219,000	167,500
Professional fees	43,783	37,557	51,648	40,195
Other selling, general and administrative	6,714	24,671	21,545	33,038

Total Operating Expenses	159,997	166,728	292,193	240,733

LOSS FROM OPERATIONS	(159,997)	(166,130)	(291,977)	(237,760)

OTHER INCOME (EXPENSES)

Expense from derivative liability	(701,843)	(1,174,761)	(3,430,468)	(1,176,971)
Interest expense (including amortization of debt discounts
of $120,117, $48,115, $310,963 and $88,570, respectively)	(188,647)	(72,745)	(417,278)	(132,784)
Loss on conversion of notes payable and accrued interest	—	(301,615)	(102,963)	(301,615)

Total Other Income (Expenses)	(890,490)	(1,549,121)	(3,950,709)	(1,611,370)

LOSS BEFORE INCOME TAXES	(1,050,487)	(1,715,251)	(4,242,686)	(1,849,130)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(1,050,487)	$(1,715,251)	$(4,242,686)	$(1,849,130)

BASIC AND DILUTED:
Net loss per common share	$(0.06)	$(15.38)	$(0.48)	$(28.53)

Weighted average shares outstanding	16,885,533	111,551	8,808,637	64,814

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)
	Six Months Ended November 30, 2019
								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2019	200	$—	382,717	$38	$8,460	$4,149,012	$(7,948,240)	$(3,790,730)

Rounded up shares issued in connection
with reverse stock split	—	—	2,258	—	—	—	—	—

Common stock issued for conversion
of debt	—	—	676,382	68	—	152,451	—	152,519

Net loss for the three months ended
August 31, 2019	—	—	—	—	—	—	(3,192,199)	(3,192,199)

Balance, August 31, 2019	200	—	1,061,357	106	8,460	4,301,463	(11,140,439)	(6,830,410)

Rounded up shares issued in connection
with reverse stock split	—	—	290	—	—	—	—	—

Common stock issued for merger
with Global Nutrition Experience, Inc.	—	—	160,000,000	16,000	—	(16,000)	—	—

Net loss for the three months ended
November 30, 2019	—	—	—	—	—	—	(1,050,487)	(1,050,487)

Balance, November 30, 2019	200	$—	161,061,647	$16,106	$8,460	$4,285,463	$(12,190,926)	$(7,880,897)

Note: The Above statement reflects retroactively the 1 share for 4,000 shares reverse split effective June 20, 2018 and the 1 share for 400 shares reverse stock split effective September 4, 2019.

	Six Months Ended November 30, 2018
								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2018	200	$—	2,277	$—	$8,460	$2,114,843	$(4,297,794)	$(2,174,491)

Common stock issued for merger
with The Marquie Group, Inc.	—	—	100,000	10	—	(10)	—	—

Rounded up shares issued in connection
with reverse stock split	—	—	5	—	—	—	—	—

Net loss for the three months ended
August 31, 2018	—	—	—	—	—	—	(133,879)	(133,879)

Balance, August 31, 2018	200	—	102,282	10	8,460	2,114,833	(4,431,673)	(2,308,370)

Common stock issued for conversion
of debt	—	—	10,750	1	—	333,749	—	333,750

Common shares issued for services	—	—	5,000	1	—	40,999	—	41,000

Net loss for the three months ended
November 30, 2018	—	—	—	—	—	—	(1,715,251)	(1,715,251)

Balance, November 30, 2018	200	$—	118,032	$12	$8,460	$2,489,581	$(6,146,924)	$(3,648,871)

Note: The above statement reflects retroactively the 1 share for 4,000 shares reverse split effective June 20, 2018 and the 1 share for 400 shares reverse stock split effective September 4, 2019.

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,242,686)	$(1,849,130)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Stock-based compensation	—	41,000
Depreciation of music inventory	1,848	1,638
Expense from derivative liability	3,430,468	1,176,971
Amortization of debt discounts	310,963	88,570
Loss on conversion of notes payable and accrued interest	102,963	301,615
Changes in operating assets and liabilities:
Accounts payable	35,682	16,696
Accrued interest payable on notes payable	14,976	39,213
Accrued consulting fees	162,300	123,200

Net Cash Used by Operating Activities	(183,486)	(60,227)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	(327)	(799)
Trademark costs	—	(325)

Net Cash Used by Investing Activities	(327)	(1,124)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	987	(517)
Proceeds from notes payable	331,250	65,500
Repayments of notes payable	(154,721)	—
Net proceeds from notes payable to related parties	—	1,505

Net Cash Provided by Financing Activities	177,516	66,488

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,297)	5,137

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,297	5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$5,142

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$331,250	$40,500
Conversion of debt and accrued interest into common stock	$49,556	$32,135
Common stock issued for merger with The Marquie Group, Inc.	$—	$4,000
Common stock issued for merger with Global Nutrition Experience, Inc.	$16,000	$—

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2019

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2019 are not necessarily indicative of results that may be expected for the year ending May 31, 2020.

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

Acquisition of Global Nutrition Experience, Inc.

On November 21, 2019 (see Note 8), the Company merged with Global Nutrition Experience, Inc. (“GNE”) in exchange for the issuance of a total of 160,000,000 shares of our common stock to GNE’s stockholder. Following the merger, the Company had 161,061,647 shares of common stock issued and outstanding. The GNE business plan is to license intellectual property to third parties.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2019

(Unaudited)

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. As of November 30, 2019, the balance due on this loan was $15,950.

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	November 30, 2019	May 31, 2019
Digital music acquired for use in operations – at cost	$20,403	$20,076
Accumulated depreciation	(12,527)	(10,679)
Music inventory – net	$7,876	$9,397

The Company purchases digital music to broadcast over the radio and internet. During the six months ended November 30, 2019, the Company purchased $327 worth of music inventory. For the six months ended November 30, 2019 and 2018, depreciation of music inventory was $1,848 and $1,638, respectively.

NOTE 4 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	November 30, 2019	May 31, 2019
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$101,500	$74,300
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	156,600	90,500
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 – monthly compensation of $5,000	131,350	101,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 – monthly compensation of $1,000	51,000	45,000
Due to two other service providers	52,500	19,500
Total	$637,650	$475,350

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2019

(Unaudited)

The accrued consulting fees balance changed as follows:

	Six Months Ended November 30, 2019	Year Ended May 31, 2019
Balance, beginning of period	$475,350	$286,650
Compensation expense accrued pursuant to consulting agreements	219,000	399,000
Payments to consultants	(56,700)	(210,300)
Balance, end of period	$637,650	$475,350

See Note 11 (Commitments and Contingencies).

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2019	May 31, 2018
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on April 21, 2017 (R)	—	35,496
Convertible note payable to an entity, interest at 10%, due on June 13, 2017 (S)	—	64,233
Convertible note payable to an entity, interest at 12%, due on October 31, 2017 (U)	—	8,313
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 12%, due on March 16, 2018 (Z)	—	54,992
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default (AA)	23,167	35,381

Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	37,500	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default – net of discount of $-0- and $6,781, respectively (FF)	22,500	15,719
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default – net of discount of $-0- and $5,425, respectively (GG)	18,000	12,575
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default – net of discount of $-0- and $81,022, respectively (HH)	200,000	118,978
Convertible note payable to an entity, interest at 10%, due on August 4, 2019, in default – net of discount of $-0- and $61,050, respectively (II)	170,000	108,950
Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default – net of discount of $-0- and $45,604, respectively (JJ)	75,000	29,396
Convertible note payable to an entity, interest at 10%, due on November 15, 2019, in default – net of discount of $-0- and $9,205, respectively (KK)	20,000	10,795
Convertible note payable to an entity, interest at 10%, due on November 30, 2019, in default – net of discount of $-0- and $2,507, respectively (LL)	5,000	2,493
Convertible note payable to an entity, interest at 10%, due on December 6, 2019 – net of discount of $49 and $1,553, respectively (MM)	2,951	1,447
Convertible note payable to an entity, interest at 10%, due on December 11, 2019 – net of discount of $1,469 and $5,315, respectively (NN)	8,531	4,685
Convertible note payable to an entity, interest at 12%, due on March 10, 2020 – net of discount of $21,656 and $-0-, respectively (OO)	37,094	—
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 – net of discount of $9,563 and $-0-, respectively (PP)	2,937	—
Convertible note payable to an entity, interest at 10%, due on April 23, 2020 – net of discount of $206,011 and $-0-, respectively (QQ)	53,989	—
Notes payable to individuals, non-interest bearing, due on demand	103,475	103,476
Total Notes Payable	1,250,634	1,114,919
Less: Current Portion	(1,250,634)	(1,114,919)
Long-Term Notes Payable	$—	$—

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

November 30, 2019

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

(R) On July 21, 2016, the Company issued a $56,250 Convertible Promissory Note to a lender for net loan proceeds of $50,000. The note bore interest at a rate of 10% per annum (24% per annum default rate), was due on April 21, 2017, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0005 per share.

(S) On September 13, 2016, the Company issued a $40,750 Convertible Promissory Note to a lender for net loan proceeds of $35,000. The note bore interest at a rate of 10% per annum (24% per annum default rate), was due on June 13, 2017, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0005 per share.

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

November 30, 2019

(Unaudited)

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

(Z) On June 16, 2017, the Company issued a $37,000 Convertible Promissory Note to a lender for net loan proceeds of $31,000. The note bore interest at a rate of 12% per annum (24% per annum default rate), was due on March 16, 2018, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

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

November 30, 2019

(Unaudited)

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

November 30, 2019

(Unaudited)

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

(PP) On September 5, 2019, the Company issued a $12,500 Convertible Promissory Note to a lender for net loan proceeds of $10,000. The note bears interest at a rate of 10% per annum, is due on September 5, 2020, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(QQ) On October 23, 2019, the Company issued a $260,000 Convertible Promissory Note to a lender for net loan proceeds of $234,000. The note bears interest at a rate of 10% per annum, is due on April 23, 2020, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	November 30, 2019	May 31, 2019

Lender A	$133,667	$296,414
Lender B	258,750	200,000
Lender C	430,000	170,000
15 other lenders	666,965	666,967

Total	1,489,382	1,333,381

Less debt discounts	(238,748)	(218,462)

Net	$1,250,634	$1,114,919

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	November 30, 2019	May 31, 2019
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	155,323	155,323
Less: Current Portion	(155,323)	(155,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2019

(Unaudited)

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at November 30, 2019 and May 31, 2019 consisted of:

	November 30, 2019		May 31, 2019
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$325,895	$40,000	$60,000
Convertible note payable issued January 31, 2017, due August 31, 2017 (U)	—	—	8,313	12,470
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	128,688	29,000	55,769
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	95,406	21,500	41,346
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	—	—	54,992	82,488
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	23,167	77,609	35,381	53,072
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	131,250	50,000	55,555
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	131,250	50,000	55,555
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	117,250	35,000	52,500
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	125,625	37,500	56,250
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	75,375	22,500	56,250
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	18,000	60,300	18,000	45,000
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	200,000	1,032,624	200,000	500,000
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	170,000	877,731	170,000	396,667
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	75,000	251,250	75,000	187,500
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	67,000	20,000	50,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	16,750	5,000	12,500
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	10,050	3,000	7,500
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	33,500	10,000	25,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	358,333	—	—
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	12,500	54,375	—	—
Convertible note payable issued October 23, 2019, due on April 23, 2020 (QQ)	260,000	1,596,879	—	—
Totals	$1,140,917	$5,567,140	$885,186	$1,805,422

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2019

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2019 include (1) stock price of $0.0435 per share, (2) exercise prices ranging from $0.0048 to $0.01 per share, (3) terms ranging from -0- days to 280 days, (4) expected volatility of 833% and (5) risk free interest rates ranging from 1.60% to 1.63%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2019 include (1) stock price of $0.60 per share, (2) exercise prices ranging from $0.15 to $0.20 per share, (3) terms ranging from 0 days to 166 days, (4) expected volatility of 490% and (5) risk free interest rates ranging from 0.86% to 2.35%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	November 30, 2019	May 31, 2019

Lender A	$460,284	$479,155
Lender B	1,390,957	512,469
Lender C	2,474,610	260,572
Lender D	251,250	187,500
6 other lenders	990,039	365,726

Total	$5,567,140	$1,805,422

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

November 30, 2019

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

On November 21, 2019, the Company merged with Global Nutrition Experience, Inc. (“GNE”) in exchange for the issuance of a total of 160,000,000 shares of our common stock to GNE’s stockholders. Following the merger, the Company had 161,061,647 shares of common stock issued and outstanding. GNE was incorporated on November 21, 2019. The stockholder of GNE prior to the merger who received the 160,000,000 shares was the Angell Family Trust. Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of GNE (and the issuance of the 160,000,000 shares of common stock) were recorded at $-0-, the historical cost of the property to GNE.

At November 30, 2019, there are no stock options or warrants outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 4 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provides for monthly compensation of $10,000 and has a term expiring December 31, 2020. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provides for monthly compensation of $15,000 and has a term expiring July 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provides for monthly compensation of $5,000 and is month-to-month. The other 3 consulting agreements in effect at November 30, 2019 provide for monthly compensation totaling $6,500.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2019

(Unaudited)

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which was expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts were accrued at May 31, 2019 and November 30, 2019.

On October 16, 2018 (see Note 8), the Company issued 5,000 shares of its common stock to the Consultant. On October 26, 2018, the Consultant advised the Company that it had not been notified that the Agreement was terminated on April 1, 2018 and that the Company is in default of the Agreement.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2019, the Company had negative working capital of $7,898,788 and an accumulated deficit of $12,190,926. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

From December 4, 2019 to December 20, 2019, the Company sold a total of 20,666,667 shares of its Form 1-A common stock to 2 investors at a price of $0.0075 per share for net proceeds of $155,000.

On December 5, 2019 and January 13, 2020, the Company paid $50,000 and $50,000, respectively, to a consulting firm entity (the “Consultant”) pursuant to Consulting Agreements dated December 4, 2019 and January 11, 2020. The Consulting Agreements provide for the Consultant to perform certain strategic planning and business development services for the Company for total compensation of $100,000 cash. The terms of the Consulting Agreements are for 90 days each.

On December 20, 2019, the Company paid $10,000 to a lender pursuant to an Amendment to the Convertible Promissory Note issued on February 4, 2019 in the amount of $170,000 (the “Amendment”). The Amendment provides for the Company to pay the defaulted Note in monthly installments of $17,000 cash from December 2019 to October 2020 and the remaining balance of principal and interest on or before November 20, 2020. If a payment deadline is missed and 90 days have elapsed, the holder of the Note may elect to instead convert any of the amounts then outstanding pursuant to the terms of the Note.

On December 26, 2019, the Company amended its Form 1-A Offering Circular to reduce the offering price from $0.0075 per share to $0.0035 per share.

From December 27, 2019 to January 8, 2020, the Company sold a total of 34,771,429 shares of its Form 1-A common stock to 3 investors at a price of $0.0035 per share for net proceeds of $121,700.

On January 8, 2020, the Company issued 1,063,691 shares of its common stock to a lender in satisfaction of $2,968 of penalties relating to a Note dated June 17, 2016.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2019 and 2018.

Revenues. The Company generated net revenues of $-0- and $598 during the three months ended November 30, 2019 and 2018, respectively. The Company generated net revenues of $216 and $2,973 during the six months ended November 30, 2019 and 2018, respectively. Revenues were generated from spot sales and subscription based sales from the live radio programming through radio stations around the country. The decrease in revenues in 2019 resulted from large amounts of down time experienced in 2019 and the cessation in October 2018 of charging monthly subscription fees to users.

Cost of Sales. Our cost of sales were $-0- for the three and six months ended November 30, 2019 and 2018. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $109,500 and $104,500 (including stock-based compensation of $41,000) for the three months ended November 30, 2019 and 2018, respectively. Salaries and consulting fees were $219,000 and $167,500 (including stock-based compensation of $41,000) for the six months ended November 30, 2019 and 2018, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $43,783 and $37,557 for the three months ended November 30, 2019 and 2018, respectively. Professional fees were $51,648 and $40,195 for the six months ended November 30, 2019 and 2018, respectively. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $6,714 and $24,671 for the three months ended November 30, 2019 and 2018, respectively. Other selling, general and administrative expenses were $21,545 and $33,038 for the six months ended November 30, 2019 and 2018, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $890,490 for the three months ended November 30, 2019 compared to net other expenses of $1,549,121 for the three months ended November 30, 2018. The Company had net other expenses of $3,950,709 for the six months ended November 30, 2019 compared to net other expenses of $1,611,370 for the six months ended November 30, 2018. During the six months ended November 30, 2019 and 2018, the company recorded expense on the change in the fair value of the derivative liability in the amount of $3,430,468 and $1,176,971, respectively. Other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $417,278 and $132,784, which included the amortization of debt discounts of $310,963 and $88,570, respectively. During the six months ended November 30, 2019 and 2018, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $102,963 and $301,615, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2019, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2019 of $7,898,788 and $12,190,926, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2019 of $4,242,686. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 18 notes payable aggregating $878,167 at November 30, 2019. See Note 5 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: January __, 2020	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

