Form 10-Q
period 2020-02-28
Marquie Group, Inc.
filed 2020-06-01
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 26, 2020, there were 373,710,385 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	February 29,	May 31,
	2020	2019
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$21,024	$6,297
Loans receivable from related party	15,950	15,950

Total Current Assets	36,974	22,247

OTHER ASSETS

Music inventory	7,774	9,397
Trademark costs	10,240	10,015

Total Other Assets	18,014	19,412

TOTAL ASSETS	$54,988	$41,659

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$—
Accounts payable	38,046	21,085
Accrued interest payable on notes payable	269,013	260,290
Accrued consulting fees	644,050	475,350
Notes payable	1,384,423	1,114,919
Notes payable to related parties	155,323	155,323
Derivative liability	2,071,056	1,805,422

Total Current Liabilities	4,561,911	3,832,389

TOTAL LIABILITIES	4,561,911	3,832,389

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 266,313,434 and 382,717 shares issued
and outstanding, respectively	26,631	38
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	4,617,024	4,149,012
Accumulated deficit	(9,159,038)	(7,948,240)

Total Stockholders' Deficit	(4,506,923)	(3,790,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,988	$41,659

 The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

NET REVENUES	$163	$1,496	$379	$4,469

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based
compensation of $-0-, $-0-, $-0- and
$41,000, respectively)	76,000	71,500	295,000	239,000
Professional fees	21,678	20,578	73,326	60,773
Other selling, general and administrative	145,229	71,714	166,774	104,752

Total Operating Expenses	242,907	163,792	535,100	404,525

LOSS FROM OPERATIONS	(242,744)	(162,296)	(534,721)	(400,056)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	3,496,084	(458,385)	65,616	(1,635,356)
Interest expense (including amortization of debt
discounts of $153,284, $112,355, $464,247 and
$200,925, respectively)	(187,218)	(211,592)	(604,496)	(344,376)
Loss on conversion of notes payable and accrued interest	(34,234)	(1,053,012)	(137,197)	(1,354,627)

Total Other Income (Expenses)	3,274,632	(1,722,989)	(676,077)	(3,334,359)

INCOME (LOSS) BEFORE INCOME TAXES	3,031,888	(1,885,285)	(1,210,798)	(3,734,415)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$3,031,888	$(1,885,285)	$(1,210,798)	$(3,734,415)

BASIC AND DILUTED:
Net income (loss) per common share	$0.01	$(0.04)	$(0.01)	$(0.11)

Weighted average shares outstanding	225,416,390	52,250,028	80,746,862	34,603,973

 The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)
	Nine Months Ended February 29, 2020
								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit
Balance, May 31, 2019	200	$—	382,717	$38	$8,460	$4,149,012	$(7,948,240)	$(3,790,730)

Rounded up shares issued in connection
with reverse stock split	—	—	2,258	—	—	—	—	—

Common stock issued for conversion
of debt	—	—	676,382	68	—	152,451	—	152,519

Net loss for the three months ended
August 31, 2019	—	—	—	—	—	—	(3,192,199)	(3,192,199)

Balance, August 31, 2019	200	—	1,061,357	106	8,460	4,301,463	(11,140,439)	(6,830,410)

Rounded up shares issued in connection
with reverse stock split	—	—	290	—	—	—	—	—

Common stock issued for merger
with Global Nutrition Experience, Inc.	—	—	160,000,000	16,000	—	(16,000)	—	—

Net loss for the three months ended
November 30, 2019	—	—	—	—	—	—	(1,050,487)	(1,050,487)

Balance, November 30, 2019	200	—	161,061,647	16,106	8,460	4,285,463	(12,190,926)	(7,880,897)

Common stock issued for cash	—	—	58,438,096	5,844	—	281,356	—	287,200

Common stock issued for merger
with Global Nutrition Experience, Inc.	—	—	33,000,000	3,300	—	(3,300)	—	—

Common stock issued for conversion
of debt	—	—	13,813,691	1,381	—	53,505	—	54,886

Net income for the three months ended
February 29, 2020	—	—	—	—	—	—	3,031,888	3,031,888

Balance, February 29, 2020	200	$—	266,313,434	$26,631	$8,460	$4,617,024	$(9,159,038)	$(4,506,923)

Note: The Above statement reflects retroactively the 1 share for 4,000 shares reverse split effective June 20, 2018 and the 1 share for 400 shares reverse stock split effective September 4, 2019.

	Nine Months Ended February 28, 2019
								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit
Balance, May 31, 2018	200	$—	2,277	$—	$8,460	$2,114,843	$(4,297,794)	$(2,174,491)

Common stock issued for merger
with The Marquie Group, Inc.	—	—	100,000	10	—	(10)	—	—

Rounded up shares issued in connection
with reverse stock split	—	—	5	—	—	—	—	—

Net loss for the three months ended
August 31, 2018	—	—	—	—	—	—	(133,879)	(133,879)

Balance, August 31, 2018	200	—	102,282	10	8,460	2,114,833	(4,431,673)	(2,308,370)

Common stock issued for conversion
of debt	—	—	10,750	1	—	333,749	—	333,750

Common shares issued for services	—	—	5,000	1	—	40,999	—	41,000

Net loss for the three months ended
November 30, 2018	—	—	—	—	—	—	(1,715,251)	(1,715,251)

Balance, November 30, 2018	200	—	118,032	12	8,460	2,489,581	(6,146,924)	(3,648,871)

Common stock issued for conversion
of debt	—	—	31,218	3	—	1,166,354	—	1,166,357

Net loss for the three months ended
February 28, 2019	—	—	—	—	—	—	(1,885,285)	(1,885,285)

Balance, February 28, 2019	200	$—	149,250	$15	$8,460	$3,655,935	$(8,032,209)	$(4,367,799)

Note: The above statement reflects retroactively the 1 share for 4,000 shares reverse split effective June 20, 2018 and the 1 share for 400 shares reverse stock split effective September 4, 2019.

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 29,	February 28,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,210,798)	$(3,734,415)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Stock-based compensation	—	41,000
Depreciation of music inventory	2,698	2,490
Expense (income) from derivative liability	(65,616)	1,635,356
Amortization of debt discounts	464,247	200,925
Loss on conversion of notes payable and accrued interest	137,197	1,354,627
Changes in operating assets and liabilities:
Accounts payable	16,961	(3,162)
Accrued interest payable on notes payable	48,909	74,045
Accrued consulting fees	168,700	129,200

Net Cash Used by Operating Activities	(437,702)	(299,934)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	(1,075)	(2,275)
Trademark costs	(225)	(2,350)

Net Cash Used by Investing Activities	(1,300)	(4,625)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	—	(517)
Proceeds from sale of common stock	287,200	—
Proceeds from notes payable	331,250	456,000
Repayments of notes payable	(164,721)	—
Repayments of notes payable to related parties	—	(24,593)
Net proceeds from notes payable to related parties	—	1,505

Net Cash Provided by Financing Activities	453,729	432,395

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,727	127,836

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,297	5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,024	$127,841

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$331,250	$400,500
Conversion of debt and accrued interest into common stock	$70,208	$145,479
Common stock issued for merger with The Marquie Group, Inc.	$—	$4,000
Common stock issued for merger with Global Nutrition Experience, Inc.	$19,300	$—

The accompanying notes are an integral part of these financial statement

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 29, 2020 are not necessarily indicative of results that may be expected for the year ending May 31, 2020.

Organization

The Marquie Group, Inc. (formerly Music of Your Life, Inc.) (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., a syndicated radio network. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. The Company was the surviving corporation. iRadio was an entity related to the Company by common ownership.

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

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 8), the Company merged with The Marquie Group, Inc. (“TMGI”) in exchange for the issuance of a total of 100,000 shares of our common stock to TMGI’s stockholders. Following the merger, the Company had 102,277 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” The TMGI business plan is to license, develop and launch a direct-to-consumer, health and beauty product line called “Whim” that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients, with and without non-THC CBD oil.

Acquisition of Global Nutrition Experience, Inc.

On November 21, 2019 (see Note 8), the Company merged with Global Nutrition Experience, Inc. (“GNE”) in exchange for the issuance of a total of 193,000,000 shares of our common stock to GNE’s stockholder. The GNE business plan is to license intellectual property to third parties.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. As of February 29, 2020, the balance due on this loan was $15,950.

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	February 29, 2020	May 31, 2019
Digital music acquired for use in operations – at cost	$21,151	$20,076
Accumulated depreciation	(13,377)	(10,679)
Music inventory – net	$7,774	$9,397

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 29, 2020, the Company purchased $1,075 worth of music inventory. For the nine months ended February 29, 2020 and 2019, depreciation of music inventory was $2,698 and $2,490, respectively.

NOTE 4 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	February 29, 2020	May 31, 2019
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$100,900	$74,300
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	165,100	90,500
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 – monthly compensation of $5,000	131,350	101,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 – monthly compensation of $1,000	50,000	45,000
Due to two other service providers	52,000	19,500
Total	$644,050	$475,350

The accrued consulting fees balance changed as follows:

	Nine Months Ended February 29, 2019	Year Ended May 31, 2019
Balance, beginning of period	$475,350	$286,650
Compensation expense accrued pursuant to consulting agreements	294,000	399,000
Payments to consultants	(125,300)	(210,300)
Balance, end of period	$644,050	$475,350

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

See Note 9 (Commitments and Contingencies).

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an entity, interest at 10%, due on April 21, 2017 (R)	—	35,496
Convertible note payable to an entity, interest at 10%, due on June 13, 2017 (S)	—	64,233
Convertible note payable to an entity, interest at 12%, due on October 31, 2017 (U)	—	8,313
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 12%, due on March 16, 2018 (Z)	—	54,992
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default (AA)	23,167	35,381
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	37,500	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default – net of discount of $-0- and $6,781, respectively (FF)	22,500	15,719
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default – net of discount of $-0- and $5,425, respectively (GG)	8,505	12,575
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default – net of discount of $-0- and $81,022, respectively (HH)	200,000	118,978
Convertible note payable to an entity, interest at 10%, due on August 4, 2019, in default – net of discount of $-0- and $61,050, respectively (II)	170,000	108,950

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default – net of discount of $-0- and $45,604, respectively (JJ)	75,000	29,396
Convertible note payable to an entity, interest at 10%, due on November 15, 2019, in default – net of discount of $-0- and $9,205, respectively (KK)	20,000	10,795
Convertible note payable to an entity, interest at 10%, due on November 30, 2019, in default – net of discount of $-0- and $2,507, respectively (LL)	5,000	2,493
Convertible note payable to an entity, interest at 10%, due on December 6, 2019, in default – net of discount of $-0- and $1,553, respectively (MM)	3,000	1,447
Convertible note payable to an entity, interest at 10%, due on December 11, 2019, in default – net of discount of $144 and $5,315, respectively (NN)	9,856	4,685
Convertible note payable to an entity, interest at 12%, due on March 10, 2020 – net of discount of $2,144 and $-0-, respectively (OO)	56,606	—
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 – net of discount of $6,455 and $-0-, respectively (PP)	6,045	—
Convertible note payable to an entity, interest at 10%, due on April 23, 2020 – net of discount of $76,721 and $-0-, respectively (QQ)	173,279	—
Notes payable to individuals, non-interest bearing, due on demand	103,475	103,476
Total Notes Payable	1,384,423	1,114,919
Less: Current Portion	(1,384,423)	(1,114,919)
Long-Term Notes Payable	$—	$—

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

February 29, 2020

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

February 29, 2020

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

(FF) On September 18, 2018, the Company issued a $22,500 Convertible Promissory Note (Tranche 3 of (AA) above) to a lender for net loan proceeds of $17,500. The note bears interest at a rate of 10% per annum, was due on September 18, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(GG) On September 18, 2018, the Company issued a $18,000 Convertible Promissory Note to a lender for net loan proceeds of $14,000. The note bears interest at a rate of 10% per annum, was due on September 18, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(HH) On December 19, 2018, the Company issued a $200,000 Convertible Promissory Note to a lender for net loan proceeds of $169,000. The note bears interest at a rate of 10% per annum, was due on September 19, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (i) the lowest Trading Price during the 25 Trading Day period prior to December 19, 2018 or (ii) 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

(JJ) On February 13, 2019, the Company issued a $75,000 Convertible Promissory Note to a lender for net loan proceeds of $67,500. The note bears interest at a rate of 10% per annum, was due on November 13, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(KK) On November 15, 2018, the Company issued a $20,000 Convertible Promissory Note (Tranche 4 of (AA) above) to a lender for net loan proceeds of $20,000. The note bears interest at a rate of 10% per annum, was due on November 15, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(LL) On November 30, 2018, the Company issued a $5,000 Convertible Promissory Note (Tranche 5 of (AA) above) to a lender for net loan proceeds of $5,000. The note bears interest at a rate of 10% per annum, was due on November 30, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(MM) On December 6, 2018, the Company issued a $3,000 Convertible Promissory Note (Tranche 6 of (AA) above) to a lender for net loan proceeds of $3,000. The note bears interest at a rate of 10% per annum, was due on December 6, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

(NN) On December 11, 2018, the Company issued a $10,000 Convertible Promissory Note (Tranche 7 of (AA) above) to a lender for net loan proceeds of $10,000. The note bears interest at a rate of 10% per annum, was due on December 11, 2019, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability).

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	February 29, 2020	May 31, 2019

Lender A	$133,667	$296,414
Lender B	258,750	200,000
Lender C	420,000	170,000
14 other lenders	657,470	666,967

Total	1,469,887	1,333,381

Less debt discounts	(85,464)	(218,462)

Net	$1,384,423	$1,114,919

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 29, 2020	May 31, 2019
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	155,323	155,323
Less: Current Portion	(155,323)	(155,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at February 29, 2020 and May 31, 2019 consisted of:

	November 30, 2019		May 31, 2019
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$64,000	$40,000	$60,000
Convertible note payable issued January 31, 2017, due August 31, 2017 (U)	—	—	8,313	12,470
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	67,667	29,000	55,769
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	50,167	21,500	41,346
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	—	—	54,992	82,488
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	23,167	37,067	35,381	53,072
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	61,111	50,000	55,555
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	61,111	50,000	55,555
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	56,000	35,000	52,500
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	60,000	37,500	56,250
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	36,000	22,500	56,250
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,505	28,800	18,000	45,000
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	200,000	320,000	200,000	500,000
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	170,000	272,000	170,000	396,667
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	75,000	120,000	75,000	187,500
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	32,000	20,000	50,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	8,000	5,000	12,500
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	4,800	3,000	7,500
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	16,000	10,000	25,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	109,667	—	—
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	12,500	33.333	—	—
Convertible note payable issued October 23, 2019, due on April 23, 2020 (QQ)	250,000	633,333	—	—
Totals	$1,121,422	$2,071,056	$885,186	$1,805,422

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

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

Assumptions used for the calculations of the derivative liability of the notes at February 29, 2020 include (1) stock price of $0.002 per share, (2) exercise prices ranging from $0.0006 to $0.0008 per share, (3) terms ranging from -0- days to 189 days, (4) expected volatility of 848% and (5) risk free interest rates ranging from 1.11% to 1.45%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2019 include (1) stock price of $0.60 per share, (2) exercise prices ranging from $0.15 to $0.20 per share, (3) terms ranging from 0 days to 166 days, (4) expected volatility of 490% and (5) risk free interest rates ranging from 0.86% to 2.35%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	February 29, 2020	May 31, 2019

Lender A	$227,201	$479,155
Lender B	429,667	512,469
Lender C	905,333	260,572
Lender D	120,000	187,500
6 other lenders	388,855	365,726

Total	$2,071,056	$1,805,422

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

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

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 100,000 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (50,000 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2019 and February 29, 2020) (25,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2019 and February 29, 2020) (25,000 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 100,000 shares of common stock) were recorded at $-0-, the historical cost of the property to TMG.

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

During the nine months ended February 29, 2020, the Company issued an aggregate of 14,490,073 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $70,208. We incurred a loss on the conversion of notes payable and accrued interest of $137,197, which represents the excess of the $207,406 fair value of the 4,490,073 shares at the dates of conversion over the $70,209 amount of debt satisfied.

On August 28, 2019, the Securities and Exchange Commission (the “SEC”) issued a Notice of Qualification regarding a Form 1-A filed by the Company in connection with the Company’s offering of up to 1,333,333,333 shares of common stock at a price of $0.0075 per share or a total offering of $10,000,000. The end date of the offering is August 28, 2020. On December 26, 2019, the Company amended its Form 1-A Offering Circular to reduce the offering price from $0.0075 per share to $0.0035 per share. As part of this offering, during the three months ended February 29, 2020, the Company issued an aggregate of 58,438,096 shares of common stock for cash in the amount of $287,200.

On November 21, 2019, the Company merged with Global Nutrition Experience, Inc. (“GNE”) in exchange for the issuance of a total of 160,000,000 shares of our common stock to GNE’s stockholders. Following the merger, the Company had 161,061,647 shares of common stock issued and outstanding. GNE was incorporated on November 21, 2019. The stockholder of GNE prior to the merger who received the 160,000,000 shares was the Angell Family Trust. Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of GNE (and the issuance of the 160,000,000 shares of common stock) were recorded at $-0-, the historical cost of the property to GNE. During the three months ended February 29, 2020, the Company issued an additional 33,000,000 shares of common stock as part of the merger.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

At February 29, 2020, there are no stock options or warrants outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 4 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provides for monthly compensation of $10,000 and has a term expiring December 31, 2020. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provides for monthly compensation of $15,000 and has a term expiring July 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provided for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019.

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

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which was expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts were accrued at May 31, 2019 and February 29, 2020.

On October 16, 2018 (see Note 8), the Company issued 5,000 shares of its common stock to the Consultant. On October 26, 2018, the Consultant advised the Company that it had not been notified that the Agreement was terminated on April 1, 2018 and that the Company is in default of the Agreement.

Consulting Agreement with New Jersey Entity

On December 5, 2019 and January 13, 2020, the Company paid $50,000 and $50,000, respectively to a consulting firm entity (the “Consultant”) pursuant to Consulting Agreements dated December 4, 2019 and January 11, 2020. The Consulting Agreements provide for the Consultant to perform certain strategic planning, business development, and investor relations services for the Company for total compensation of $100,000 cash (which was expensed and included in “Other Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the three months ended February 29, 2020). The terms of the Consulting Agreements are for 90 days each.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 29, 2020, the Company had negative working capital of $4,524,937 and an accumulated deficit of $9,159,038. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to February 29, 2020, the Company sold a total of 59,428,571 shares of its Form 1-A common stock to 3 investors at a price of $0.0035 per share for net proceeds of $208,000.

Subsequent to February 29, 2020, the Company issued an aggregate of 47,968,380 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $9,609.

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

BUSINESS OVERVIEW

The Marquie Group is a direct to consumer, health and beauty products platform with a pipeline of innovative solutions to pervasive wellness concerns that use advanced formulations of plant-based, amino-acid and CBD alternatives to chemical ingredients. Utilizing our syndicated radio network subsidiary, Music of Your Life, the Company is able to market its products directly to the consumer using commercials to our AM, FM and HD radio station affiliates, and globally over the internet. Our principal source of revenue comes from selling radio spots, or commercials on the network, and licensing our trade names. Expenses which comprise the costs of goods sold will include licensing agreements and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated network, product development and product marketing costs. General and administrative expenses are comprised of administrative wages; office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended February 29, 2020 and February 28, 2019.

Revenues. The Company generated net revenues of $163 and $1,496 during the three months ended February 29, 2020 and February 28, 2019, respectively. The Company generated net revenues of $379 and $4,469 during the nine months ended February 29, 2020 and February 28, 2019, respectively. Revenues were generated from spot sales on our syndicated radio network. The decrease in revenues in 2020 resulted from large amounts of down time experienced in 2020 due to the COVID-19 pandemic.

Cost of Sales. Our cost of sales were $-0- for the three and nine months ended February 29, 2020 and February 28, 2019. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $76,000 and $71,500 for the three months ended February 29, 2020 and February 28, 2019, respectively. Salaries and consulting fees were $295,000 and $239,000 (including stock-based compensation of $-0- and $41,000) for the nine months ended February 29, 2020 and February 28, 2019, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $21,678 and $20,578 for the three months ended February 29, 2020 and February 28, 2019, respectively. Professional fees were $73,326 and $60,773 for the nine months ended February 29, 2020 and February 28, 2019, respectively. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $145,229 and $71,714 for the three months ended February 29, 2020 and February 28, 2019, respectively. Other selling, general and administrative expenses were $166,774 and $104,752 for the nine months ended February 29, 2020 and February 28, 2019, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other income of $3,274,632 for the three months ended February 29, 2020 compared to net other expenses of $1,722,989 for the three months ended February 28, 2019. The Company had net other expenses of $676,077 for the nine months ended February 29, 2020 compared to net other expenses of $3,334,359 for the nine months ended February 28, 2019. During the nine months ended February 29, 2020, the company recorded income on the change in the fair value of the derivative liability in the amount of $65,616. During the nine months ended February 28, 2019, the company recorded expense on the change in the fair value of the derivative liability in the amount of $1,635,356. Other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $604,496 and $344,376, which included the amortization of debt discounts of $464,247 and $200,925, respectively. During the nine months ended February 29, 2020 and February 28, 2019, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $137,197 and $1,354,627, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2020, our primary source of liquidity consisted of $21,024 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 29, 2020 of $4,524,937 and $9,159,038, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 29, 2020 of $1,210,798. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

With respect to the transactions in Note 8 to the financial statements, each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made, and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 20 notes payable aggregating $881,672 at February 29, 2020. See Note 5 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: May 29, 2020	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

