Form 10-K
period 2020-05-31
Marquie Group, Inc.
filed 2020-10-20
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of The Marquie Group, Inc. held by non-affiliates as of November 30, 2019 was $44,006.

As of August 24, 2020, there were 2,714,968,339 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

The Company was incorporated on January 30, 2008, in the State of Florida, as Maximum Consulting, Inc. and shortly thereafter changed its name to ZhongSen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan ZhongSen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully. On May 31, 2013, the Company entered into an acquisition agreement (the “Acquisition”) with Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”). As a result of the Acquisition, MYL Nevada is a wholly-owned subsidiary of the Company, and the Company operated as a syndicated radio network. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

With the dramatic increase in music licensing fees and the decrease in traditional radio advertising formats, the Company found it difficult to achieve profitability with its Music of Your Life syndication radio service. In response to this, the Company began to explore partnering with products to be marketed through radio spots on the Company’s wide-reaching radio network. On August 16, 2018, the Company merged into The Marquie Group, Inc. (see below), a development stage health and beauty company for the exclusive right to market and sell the company’s products under development.

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

SARS-CoV-2 (COVID-19)

On March 11, 2020 the Center for Disease Control (CDC) declared a global pandemic due to the outbreak of the virus, which was created in China, known as “COVID-19.” The Company’s partners for manufacturing, packaging and procurement all suffered catastrophic setbacks due in-part to the federal and local governments’ rules requiring all available manufacturers to produce Personal Protection Equipment (PPE), and hand sanitizer. Additional restrictions were imposed upon flights from China and other countries to stop the spread of the virus. These rule changes and restrictions created manufacturing delays and packaging shortages for all products manufactured in the United States and has dramatically curtailed the Company’s ability to produce the Whim products.

Operational Overview

The Company is currently operating a nationwide syndicated radio network called “Music of Your Life”, broadcasting on AM, FM, and HD terrestrial radio stations across the United Sates, and heard around the world over the Internet. Broadcasting for more than 40-years, Music of Your Life is the longest running music radio format in syndication. In addition to broadcasting music and other entertainment programming on the radio, the network delivers nationwide commercials every hour which is the foundation of the Company’s revenue. This sales and marketing channel reach a fluctuating number of listeners on radio stations around the country that carry the Music of Your Life programming locally. The Company also streams its music programming and commercials over the Internet to a growing worldwide audience. This peer-to-peer delivery directly from the Company’s broadcast studio bypasses the local affiliates and includes additional advertising minutes heard only on the Internet.

Our Business Strategy

With the dramatic increase in music licensing fees and the decrease in traditional radio advertising formats, the Company found it difficult to achieve profitability with its Music of Your Life syndication radio service. In response to this, the Company began to explore partnering with a product line to be marketed through radio spots on the Company’s wide-reaching radio network. The merger with The Marquie Group provides access to a developing health and beauty line of products called “Whim” to market and sell directly to the consumer through a series of radio commercials and on the Company website at musicofyourlife.com. The Whim product line includes a regime of face care products and other beauty products as they become available.

Objectives

Our objective is to sell unique and well-branded products the Music of Your Life audience through a series of local and nationwide radio commercials. To accomplish this objective, the Company will continue to explore relationships with product manufacturers for the rights to sell their products directly, circumventing the traditional advertising agency approach.

Market Advantage

Music of Your Life can be heard on AM, FM, and HD terrestrial radio stations across the United States and worldwide over the Internet. This well-established listener base gives the company a strong market advantage over the typical Internet radio service. Using cutting edge, low-cost technology for program delivery through the Internet, the Company operates at lower overhead than its larger competitors.

Competition

Competition in the radio industry is fierce, however, the traditional style of delivering syndicated programming is limited to just a handful of offerings. Most of these competing services offer a wide range of programming with the potential to reach millions of listeners. However, these businesses rely upon advertising agencies for their commercials without the flexibility to partner directly with the companies offering goods and services.

Employees

As of May 31, 2020, Marc Angell (Director and Chief Executive Officer) is a the only non-employee officers and/or directors of the Company. The Company has no official employees. We currently have one part-time production person, an outside accountant, and an outside lawyer. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

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

The loss of our CEO Marc Angell would likely have a material adverse effect on the Company. We intend to reduce this risk by obtaining key-man insurance if affordable insurance coverage may be obtained. We cannot assure you that the Company will be able to obtain such insurance or that the Company will be successful in recruiting needed personnel.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “TMGI”. We had approximately 2,258 registered holders of our common stock as of May 31, 2020. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on September 2, 2020 was $0.0002 per share.

The following table reflects the high and low closing sales prices per share (as adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split and the September 4, 2019 1 share for 400 shares reverse stock split) of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31:

	Price Range(1)
	High	Low
Fiscal May 31, 2020
Fourth quarter	$0.003	$0.0018
Third quarter	$0.0015	$0.055
Second quarter	$0.0061	$0.05
First quarter	$0.72	$0.04

Fiscal May 31, 2019
Fourth quarter	$7.96	$0.56
Third quarter	$176.00	$8.00
Second quarter	$59.96	$8.20
First quarter	$160.00	$11.70

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMG"), pursuant to which the Company merged with TMG. The Company was the surviving corporation. Each shareholder of TMG received one (1) share of common stock of the Company for every one (1) share of TMG common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMG held by TMG shareholders were cancelled, and 100,000 shares of common stock (as adjusted for the September 4, 2019 1 share for 400 shares stock split) of the Company were issued to the TMG shareholders. A majority of these shares, 50,000 shares of common stock of the Company were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMG merger will provide the Company with access to certain registered trademarks and intellectual property with respect to health, beauty and social networking products.

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

Overview

The Company is currently operating a nationwide syndicated radio network called “Music of Your Life”, broadcasting on AM, FM, and HD terrestrial radio stations across the United Sates, and heard around the world over the Internet. Broadcasting for more than 40-years, Music of Your Life is the longest running music radio format in syndication. In addition to broadcasting music and other entertainment programming on the radio, the network delivers nationwide commercials every hour which is the foundation of the Company’s revenue. This sales and marketing channel reach a fluctuating number of listeners on radio stations around the country that carry the Music of Your Life programming locally. The Company also streams its music programming and commercials over the Internet to a growing worldwide audience. This peer-to-peer delivery directly from the Company’s broadcast studio bypasses the local affiliates and includes additional advertising minutes heard only on the Internet.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2020 and 2019.

Revenues. The Company generated net revenues of $552 during the year ended May 31, 2020 as compared to $5,269 for the year ended May 31, 2019. Revenues were generated from spot sales, from the live radio programming through radio stations around the country and over the Internet.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2020 and 2019. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Accrued salaries and consulting expenses for the year ended May 31, 2020 were $371,500 as compared to $451,000 for the year ended May 31, 2019. During the year ended May 31, 2019, we issued 5,000 shares (as adjusted for the September 4, 2019 1 for 400 reverse stock split) of common stock to consultants during the period which resulted in $41,000 recorded as consulting expenses. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the year ended May 31, 2020 were $81,640 as compared to $88,169 for the year ended May 31, 2019. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $187,950 for the year ended May 31, 2020 as compared to $130,909 for the year ended May 31, 2019. We anticipate that Other SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $304,275 for the year ended May 31, 2020 as compared to $2,985,637 for the year ended May 31, 2019. For the year ended May 31, 2020, the company incurred interest expense of $792,400, income from derivative liability of $647,927 and loss on conversion of notes payable and accrued interest of $159,802. For the year ended May 31, 2019, the company incurred interest expense of $648,288, expense from derivative liability of $628,119 and loss on conversion of notes payable and accrued interest of $1,709,230.

Liquidity and Capital Resources

As of May 31, 2020, our primary source of liquidity consisted of $4,742 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2020 of $8,893,053 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2020 of $944,813. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward-looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Marquie Group, Inc. (formerly Music of Your Life, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Marquie Group, Inc. (the “Company”) as of May 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The Marquie Group, Inc. as of May 31, 2020 and 2019 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

October 15, 2020

We have served as the Company’s auditor since 2015.

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	May 31,	May 31,
	2020	2019

CURRENT ASSETS

Cash and cash equivalents	$4,742	$6,297
Loans receivable from related party	—	15,950

Total Current Assets	4,742	22,247

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $14,243 and $10,679, respectively	7,222	9,397
Trademark costs	10,365	10,015

Total Other Assets	17,587	19,412

TOTAL ASSETS	$22,329	$41,659

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$37,455	$21,085
Accrued interest payable on notes payable	366,657	260,290
Accrued consulting fees	614,600	475,350
Notes payable, net of debt discounts of $3,313
and $218,462, respectively	1,536,575	1,114,919
Notes payable to related parties	155,323	155,323
Derivative liability	1,488,745	1,805,422

Total Current Liabilities	4,199,355	3,832,389

TOTAL LIABILITIES	4,199,355	3,832,389

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 373,710,385 and 382,717 shares issued
and outstanding, respectively	37,371	38
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	4,670,196	4,149,012
Accumulated deficit	(8,893,053)	(7,948,240)

Total Stockholders' Deficit	(4,177,026)	(3,790,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,329	$41,659

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations

	For the Years Ended
	May 31,
	2020	2019

NET REVENUES	$552	$5,269

OPERATING EXPENSES

Salaries and Consulting fees (including stock-based
compensation of $-0- and $41,000, respectively)	371,500	451,000
Professional fees	81,640	88,169
Other selling, general and administrative	187,950	130,909

Total Operating Expenses	641,090	670,078

LOSS FROM OPERATIONS	(640,538)	(664,809)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	647,927	(628,119)
Interest expense (including amortization of debt discounts
of $546,399 and $417,587, respectively)	(792,400)	(648,288)
Loss on conversion of notes payable and accrued interest	(159,802)	(1,709,230)

Total Other Income (Expenses)	(304,275)	(2,985,637)

INCOME (LOSS) BEFORE INCOME TAXES	(944,813)	(3,650,446)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(944,813)	$(3,650,446)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.01)	$(30.09)

Weighted average shares outstanding	147,265,325	121,315

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
Consolidated Statements of Stockholders' Deficit
For the Period from June 1, 2018 to May 31, 2020

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, June 1, 2018	200	$—	2,277	$—	$8,460	$2,114,843	$(4,297,794)	$(2,174,491)

Common stock issued for merger
with The Marquie Group, Inc.	—	—	100,000	10	—	(10)	—	—

Rounded up shares issued in connection
with reverse stock split	—	—	5	—	—	—	—	—

Common stock issued for conversion
of debt	—	—	275,435	28	—	1,993,179	—	1,993,207

Common shares issued for services	—	—	5,000	—	—	41,000	—	41,000

Net loss for the year ended
May 31, 2019	—	—	—	—	—	—	(3,650,446)	(3,650,446)

Balance, May 31, 2019	200	—	382,717	38	8,460	4,149,012	(7,948,240)	(3,790,730)

Common stock issued for cash	—	—	117,866,667	11,787	—	308,613	—	320,400

Rounded up shares issued in connection
with reverse stock split	—	—	2,548	—	—	—	—	—

Common stock issued for conversion
of debt	—	—	62,458,453	6,246	—	231,871	—	238,117

Common stock issued for merger
with Global Nutrition Experience, Inc.	—	—	193,000,000	19,300	—	(19,300)	—	—

Net loss for the year ended
May 31, 2020	—	—	—	—	—	—	(944,813)	(944,813)

Balance, May 31, 2020	200	$—	373,710,385	$37,371	$8,460	$4,670,196	$(8,893,053)	$(4,177,026)

Note: The above statement reflects retroactively the 1 share for 4,000 shares reverse split effective June 20, 2018 and 1 share for 400 shares reverse stock split effective September 4, 2019.

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
	For the Years Ended
	May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(944,813)	$(3,650,446)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Stock-based compensation	—	41,000
Depreciation of music inventory	3,564	3,305
Expense (income) from derivative liability	(647,927)	628,119
Amortization of debt discounts	546,399	417,587
Loss on conversion of notes payable and accrued interest	159,802	1,709,230
Changes in operating assets and liabilities:
Accounts payable	16,370	5,478
Accrued interest payable on notes payable	154,660	161,295
Accrued consulting fees	155,200	188,700

Net Cash Used by Operating Activities	(556,745)	(495,732)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	(1,389)	(3,021)
Trademark costs	(350)	(2,350)

Net Cash Used by Investing Activities	(1,739)	(5,371)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	—	(517)
Proceeds from sale of common stock	320,400	—
Proceeds from notes payable	401,250	531,000
Repayments of notes payable	(164,721)	—
Repayments of notes payable to related parties	—	(24,593)
Net proceeds from notes payable to related parties	—	1,505

Net Cash Provided by Financing Activities	556,929	507,395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,555)	6,292

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,297	5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,742	$6,297

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$331,250	$485,500
Conversion of debt and accrued interest into common stock	$78,315	$1,993,207
Common stock issued for merger with The Marquie Group, Inc.	$—	$10
Common stock issued for merger with Global Nutrition Experience, Inc.	$19,300	$—
Accrued interest added to notes payable principal balances	$—	$100,192
Company waiver of loans receivable from related party in exchange for
related party's waiver of accrued consulting fees	$15,950	$—

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

NOTE 1 -ORGANIZATION

Music of Your Life, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., and operated a nationwide syndicated radio network. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. The Company was the surviving corporation. iRadio was an entity related to the Company by common ownership.

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

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 10), the Company merged with The Marquie Group, Inc. (“TMG”) in exchange for the issuance of a total of 100,000 shares of our common stock to TMG’s stockholders. Following the merger, the Company had 102,277 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” The TMG business plan is to advertise a direct-to-consumer, health and beauty product line called “Whim” that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients.

Acquisition of Global Nutrition Experience, Inc.

On November 21, 2019 (see Note 10), the Company merged with Global Nutrition Experience, Inc. (“GNE”) in exchange for the issuance of a total of 193,000,000 shares of our common stock to GNE’s stockholder. The GNE business plan is to license intellectual property from, and to third parties.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

a.       Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated.

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

f.       Revenue Recognition

The Company adopted ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues.

g.       Advertising

Advertising costs, which are expensed as incurred, were $-0- and $438 for the years ended May 31, 2020 and 2019, respectively.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

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

At May 31, 2020, the Company had net operating loss carryforwards of approximately $4,738,745, of which $3,035,346 expires in varying amounts through 2038 and $1,703,399 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a substantial change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2020 and 2019:

	May 31, 2020	May 31, 2019
Deferred tax assets:
NOL Carryover	$995,136	$816,871
Valuation allowance	(995,136)	(816,871)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended May 31, 2020 and 2019 due to the following:

	May 31, 2020	May 31, 2019
Expected tax (benefit) at 21%	$(190,503)	$(766,594)
Non-deductible stock-based expenses	—	8,610
Non-deductible expense (non-taxable income) from derivative liability	(136,065)	131,905
Non-deductible amortization of debt discounts	114,744	87,693
Non-deductible loss on conversions of notes payable and accrued interest	33,559	358,938
Change in valuation allowance	178,265	179,448
Provision for income taxes	$—	$—

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

May 31, 2020

i.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2020.

j.       Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2020 and 2019.

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

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. Effective May 31, 2020, the Company agreed to waive collection of $15,950 of the remaining loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of $15,950 accrued consulting fees balance due him at May 31, 2020 (see Note 11). As of May 31, 2020, the balance due on this loan was $-0-.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

NOTE 5 - MUSIC INVENTORY

Music inventory consisted of the following:

	May 31, 2020	May 31, 2019
Digital music acquired for use in operations – at cost	$21,465	$20,076
Accumulated depreciation	(14,243)	(10,679)
Music inventory – net	$7,222	$9,397

The Company purchases digital music to broadcast over the radio and internet. During the year ended May 31, 2020, the Company purchased $1,389 worth of music inventory. For the years ended May 31, 2020 and 2019, depreciation on music inventory was $3,564 and $3,305, respectively.

NOTE 6 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	May 31, 2020	May 31, 2019
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$73,450	$74,300
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	165,100	90,500
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	101,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	45,000
Due to two other service providers	52,000	19,500
Total	$614,600	$475,350

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

The accrued consulting fees balance changed as follows:

	Year Ended
	May 31, 2020	May 31, 2019
Balance, beginning of period	$475,350	$286,650
Compensation expense accrued pursuant to consulting agreements	369,000	399,000
Payments to consultants	(229,750)	(210,300)
Balance, end of period	$614,600	$475,350

See Note 11 (Commitments and Contingencies)

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2020	May 31, 2019
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

Convertible note payable to an entity, interest at 10%, due on April 21, 2017, in default, 24% default rate from April 21, 2017 (R)	—	35,496
Convertible note payable to an entity, interest at 10%, due on June 13, 2017, in default, 24% default rate from June 13, 2017 (S)	—	64,233
Convertible note payable to an entity, interest at 12%, due on October 31, 2017, in default (U)	—	8,313
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 12%, due on March 16, 2018, in default, 24% default rate from May 16, 2018 (Z)	—	54,992
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default, 15% default rate from January 11, 2019 (AA)	23,167	35,381
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	37,500	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default – net of discount of $-0- and $6,781, respectively (FF)	22,500	15,719
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default – net of discount of $-0- and $5,425, respectively (GG)	8,505	12,575
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default – net of discount of $-0- and $81,022, respectively (HH)	200,000	118,978
Convertible note payable to an entity, interest at 10%, due on August 4, 2019, in default – net of discount of $-0- and $61,050, respectively (II)	170,000	108,950
Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default – net of discount of $-0- and $45,604, respectively (JJ)	75,000	29,396

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

Convertible note payable to an entity, interest at 10%, due on November 15, 2019, in default – net of discount of $-0- and $9,205, respectively (KK)	20,000	10,795
Convertible note payable to an entity, interest at 10%, due on November 30, 2019, in default – net of discount of $-0- and $2,507, respectively (LL)	5,000	2,493
Convertible note payable to an entity, interest at 10%, due on December 6, 2019, in default – net of discount of $-0- and $1,553, respectively (MM)	3,000	1,447
Convertible note payable to an entity, interest at 10%, due on December 11, 2019, in default – net of discount of $-0- and $5,315, respectively (NN)	10,000	4,685
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, in default, 24% default rate from March 10, 2020 (OO)	58,750	—
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 – net of discount of $3,313 and $-0-, respectively (PP)	9,187	—
Convertible note payable to an entity, interest at 10%, due on April 23, 2020, in default (QQ)	250,000	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements. _	70,000	—
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,536,575	1,114,919
Less: Current Portion	(1,536,575)	(1,114,919)
Long-Term Notes Payable	$—	$—

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

May 31, 2020

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

May 31, 2020

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

(AA) On January 11, 2018, the Company issued a $500,000 Convertible Promissory Note to a lender. During the quarter ended February 28, 2018, the Company borrowed $88,000 (of the $500,000), and received net loan proceeds of $75,000. The note bears interest at a rate of 10% per annum (15% per annum default rate) and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 15 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability). The maturity date for each tranche funded is twelve months from the effective date of each payment.

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

May 31, 2020

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

(NN) On December 11, 2018, the Company issued a $10,000 Convertible Promissory Note (Tranche 7 of (AA) above) to a lender for net loan proceeds of $10,000. The note bears interest at a rate of 10% per annum, was due on December 11, 2019, and was convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(OO) On June 10, 2019, the Company issued a $58,750 Convertible Promissory Note to a lender for net loan proceeds of $50,000. The note bears interest at a rate of 12% per annum (24% per annum default rate), was due on March 10, 2020, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

(PP) On September 5, 2019, the Company issued a $12,500 Convertible Promissory Note to a lender for net loan proceeds of $10,000. The note bears interest at a rate of 10% per annum, was due on September 5, 2020, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

(QQ) On October 23, 2019, the Company issued a $260,000 Convertible Promissory Note to a lender for net loan proceeds of $234,000. The note bears interest at a rate of 10% per annum, was due on April 23, 2020, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability).

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	May 31, 2020	May 31, 2019

Lender A	$23,167	$296,414
Lender B	258,750	200,000
Lender C	420,000	170,000
Lender D	110,500	—
16 other lenders	727,471	666,967

Total	1,539,888	1,333,381

Less debt discounts	(3,313)	(218,462)

Net	$1,536,575	$1,114,919

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2020	May 31, 2019
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 25,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability)	50,000	50,000
Total Notes Payable	155,323	155,323
Less: Current Portion	(155,323)	(155,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

NOTE 9 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2020 and 2019 consisted of:

	May 31, 2020		May 31, 2019
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$53,333	$40,000	$60,000
Convertible note payable issued January 31, 2017, due August 31, 2017 (U)	—	—	8,313	12,470
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	38,667	29,000	55,769
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	28,667	21,500	41,346
Convertible note payable issued June 16, 2017, due on March 16, 2018 (Z)	—	—	54,992	82,488
Convertible note payable issued January 11, 2018 (AA)	23,167	30,889	35,381	53,072
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	50,000	50,000	55,555
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	50,000	50,000	55,555
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	46,667	35,000	52,500
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	50,000	37,500	56,250

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	30,000	22,500	56,250
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	34,022	18,000	45,000
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	200,000	266,667	200,000	500,000
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	170,000	226,667	170,000	396,667
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	75,000	100,000	75,000	187,500
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	26,667	20,000	50,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	6,667	5,000	12,500
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	4,000	3,000	7,500
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	13,333	10,000	25,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	78,333	—	—
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	12,500	20,833	—	—
Convertible note payable issued October 23, 2019, due on April 23, 2020 (QQ)	250,000	333,333	—	—
Totals	$1,121,423	$1,488,745	$885,186	$1,805,422

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2020 include (1) stock price of $0.0005 per share, (2) exercise prices ranging from $0.00012 to $0.00018 per share, (3) terms ranging from 0 days to 97 days, (4) expected volatility of 863% and (5) risk free interest rates ranging from 0.13% to 0.14%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2019 include (1) stock price of $0.60 per share, (2) exercise prices ranging from $0.15 to $0.20 per share, (3) terms ranging from 0 days to 166 days, (4) expected volatility of 490% and (5) risk free interest rates ranging from 0.86% to 2.35%.

Concentration of Derivative Liability:

The derivative liability at May 31, 2020 relates to convertible notes payable due to:

	May 31, 2020	May 31, 2019

Lender A	$30,889	$479,155
Lender B	345,000	512,469
Lender C	560,000	260,572
Lender D	100,000	187,500
Lender E	151,500	—
6 other lenders	301,356	365.726

Total	$1,488,745	$1,805,442

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

On August 16, 2018, the Company entered into a Merger Agreement by and among the Company, and The Marquie Group, Inc., a Utah Corporation (“TMG”), pursuant to which the Company merged with TMG. The Company is the surviving corporation. Each shareholder of TMG received one (1) share of common stock of the Company for every one (1) share of TMG common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMG held by TMG shareholders were cancelled, and 100,000 shares of common stock of the Company were issued to the TMG shareholders.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 100,000 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (50,000 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2020 and 2019 (25,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2020 and 2019 (25,000 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 100,000 shares of common stock) was recorded at $-0-, the historical cost of the property to TMG.

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

During the year ended May 31, 2020, the Company issued an aggregate of 62,458,453 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $78,315. We incurred a loss on the conversion of notes payable and accrued interest of $159,802, which represents the excess of the $238,117 fair value of the 62,458,453 shares at the dates of conversion over the $78,315 amount of debt satisfied.

On August 28, 2019, the Securities and Exchange Commission (the “SEC”) issued a Notice of Qualification regarding a Form 1-A filed by the Company in connection with the Company’s offering of up to 1,333,333,333 shares of common stock at a price of $0.0075 per share or a total offering of $10,000,000. On December 26, 2019, the Company amended its Form 1-A Offering Circular to reduce the offering price from $0.0075 per share to $0.0035 per share. On February 25,2020, the Company amended its Form 1-A Offering Circular to reduce the offering price to $0.0007 per share. As part of this offering, during the year ended May 31, 2020, the Company issued an aggregate of 117,866,667 shares of common stock for cash in the amount of $320,400. The end date of the offering was August 28, 2020.

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

At May 31, 2020 and 2019, there are no stock options or warrants outstanding.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 6 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provides for monthly compensation of $10,000 and has a term expiring December 31, 2020. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provides for monthly compensation of $15,000 and has a term expiring July 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provides for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019.

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

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which was expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts were accrued at May 31, 2019 and 2020.

On October 16, 2018 (see Note 10), the Company issued 5,000 shares of its common stock to the Consultant. On October 26, 2018, the Consultant advised the Company that it had not been notified that the Agreement was terminated on April 1, 2018 and that the Company is in default of the Agreement.

Consulting Agreement with New Jersey Entity

On December 5, 2019 and January 13, 2020, the Company paid $50,000 and $50,000, respectively to a consulting firm entity (the “Consultant”) pursuant to Consulting Agreements dated December 4, 2019 and January 11, 2020. The Consulting Agreements provided for the Consultant to perform certain strategic planning, business development, and investor relations services for the Company for total compensation of $100,000 cash (which was expensed and included in “Other Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the three months ended February 29, 2020. The terms of the Consulting Agreements were for 90 days each.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2020

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2020, the Company had negative working capital of $4,194,613 and an accumulated deficit of $8,893,053. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2021 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13 – SUBSEQUENT EVENTS

From June 1, 2020 to August 21, 2020, the Company issued a total of 2,341,257,954 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $157,251. The $528,789 excess of the $686,040 fair value of the 2,341,257,954 shares at the dates of conversion over the $157,251 of debt satisfied will be charged to “Loss on conversion of notes payable and accrued interest” in the three months ended August 31, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A - No change in accountant for the annual period ended May 31, 2020 and to present.

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

As of May 31, 2020, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2020, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2013)	62

Mr. Angell has been the Chief Executive Officer of Music of Your Life, Inc., since November 2012. Mr. Angell acquired the well-known Music of Your Life trademark in 2008. In November 2012, Angell formed Music of Your Life, Inc. as an entertainment company to capitalize on the growth and development of the Music of Your Life trademark and branding, including radio, TV, live concerts, and merchandising. Mr. Angell, was a director of Wireless Village, Inc., a telecommunications solution provider, and Concierge Technologies, Inc. from June, 2004 to January, 2008. In 2000, Mr. Angell became the founder and President of Planet Halo, a wireless telecommunications company, until he sold it in May, 2004 to the public company Concierge Technologies, Inc. (OTC:BB CNCG). In January 1990 Mr. Angell founded Angellcom, a supplier and distributor of one-way paging devices in the U.S. He remained its CEO until 1999. Mr. Angell conceptualized, designed and marketed both the one-way pagers for Angellcom and the Halo device for Planet Halo. During the 1990s, Mr. Angell was also involved in the land mobile radio business as a license holder and manager of 220MHz radio systems throughout the United States and Mexico.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2020, the Board held no in-person meetings.

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

To our knowledge, during the fiscal year ended May 31, 2020, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

Summary Compensation Table
Name and Principal Position		FiscalYear		Salary		Stock Awards		All Other Compensation (1)		Total

Marc Angell	2020		$—		$—		$120.850		$120,850
Chief Executive Officer	2019		$—		$—		$117,700		$117,700
Secretary

(1)	Consulting fees paid or accrued. See Notes 6 and 11 to the financial statements.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 10, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3225 McLeod Drive, Suite 100, Las Vegas, Nevada 89121. As of August 24, 2020, there were 2,714,968,339 shares of common stock issued and outstanding, and 200 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock have voting rights equal to four times the sum of (a) all shares of Common Stock issued and outstanding at the time of voting; plus (b) the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting; divided by (c) the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. The Series A Preferred Stock continues to have no conversion, liquidation, or dividend rights. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. during the fiscal years ended May 31, 2020 and 2019:

	2020	2019
Audit Fees	$36,000	$29,000
Audit Related Fees	-0-	2,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$36,000	$31,000

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

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: October 20, 2020	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	October 20, 2020
Marc Angell

//s/ Marc Angell	Director	October 20, 2020
Marc Angell

