Form 10-Q
period 2020-08-31
Marquie Group, Inc.
filed 2021-03-05
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 24, 2021, there were 2,992,682,598 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited)

ASSETS
	August 31,	May 31,
	2020	2020

CURRENT ASSETS

Cash and cash equivalents	$23,921	$4,742

Total Current Assets	23,921	4,742

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $15,110 and $14,243, respectively	6,379	7,222
Trademark costs	10,365	10,365

Total Other Assets	16,744	17,587

TOTAL ASSETS	$40,665	$22,329

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$41,000	$37,455
Accrued interest payable on notes payable	327,385	366,657
Accrued consulting fees	677,097	614,600
Notes payable, net of debt discounts of $373,568
and $3,313, respectively	1,237,127	1,536,575
Notes payable to related parties	157,323	155,323
Derivative liability	3,455,750	1,488,745

Total Current Liabilities	5,895,682	4,199,355

TOTAL LIABILITIES	5,895,682	4,199,355

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 2,850,445,598 and 373,710,385 shares issued
and outstanding, respectively	285,044	37,371
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	5,122,050	4,670,196
Accumulated deficit	(11,270,571)	(8,893,053)

Total Stockholders' Deficit	(5,855,017)	(4,177,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,665	$22,329

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2020	2019

NET REVENUES	$60	$216

OPERATING EXPENSES

Salaries and Consulting fees	76,000	109,500
Professional fees	19,239	7,865
Other selling, general and administrative	7,989	14,831

Total Operating Expenses	103,228	132,196

LOSS FROM OPERATIONS	(103,168)	(131,980)

OTHER INCOME (EXPENSES)

Expense from derivative liability	(1,582,005)	(2,728,625)
Interest expense (including amortization of debt discounts
of $14,745 and $190,846, respectively)	(156,782)	(228,631)
Loss on conversion of notes payable and accrued interest	(535,563)	(102,963)

Total Other Income (Expenses)	(2,274,350)	(3,060,219)

LOSS BEFORE INCOME TAXES	(2,377,518)	(3,192,199)

INCOME TAX EXPENSE	—	—

NET LOSS	$(2,377,518)	$(3,192,199)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(3.88)

Weighted average shares outstanding	1,280,634,443	821,767

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Three Months Ended August 31, 2020

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2020	200	$—	373,710,385	$37,371	$8,460	$4,670,196	$(8,893,053)	$(4,177,026)

Common stock issued for conversion
of debt	—	—	2,476,735,213	247,673	—	451,854	—	699,527

Net loss for the three months ended
August 31, 2020	—	—	—	—	—	—	(2,377,518)	(2,377,518)

Balance, August 31, 2020	200	$—	2,850,445,598	$285,044	$8,460	$5,122,050	$(11,270,571)	$(5,855,017)

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

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,377,518)	$(3,192,199)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	867	924
Expense (income) from derivative liability	1,582,005	2,728,625
Amortization of debt discounts	14,745	190,846
Loss on conversion of notes payable and accrued interest	535,563	102,963
Changes in operating assets and liabilities:
Accounts payable	3,546	3,339
Accrued interest payable on notes payable	30,399	31,785
Accrued consulting fees	62,497	68,500

Net Cash Used by Operating Activities	(147,896)	(65,217)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	(24)	(327)

Net Cash Used by Investing Activities	(24)	(327)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	—	502
Proceeds from notes payable	589,820	58,750
Repayments of notes payable	(424,721)	—
Net proceeds from notes payable to related parties	2,000	—

Net Cash Provided by Financing Activities	167,099	59,252

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,179	(6,292)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,742	6,297

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,921	$5

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$385,000	$58,750
Conversion of debt and accrued interest into common stock	$163,963	$49,556
Accrued interest added to notes payable principal balances	$33,038	$—

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2020

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2020 are not necessarily indicative of results that may be expected for the year ending May 31, 2021.

Organization

The Marquie Group, Inc. (formerlyouy Music of Your Life, Inc.) (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., a syndicated radio network. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. The Company was the surviving corporation. iRadio was an entity related to the Company by common ownership.

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

August 31, 2020

(Unaudited)

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. Effective May 31, 2020, the Company agreed to waive collection of $15,950 of the remaining loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of $15,950 accrued consulting fees balance due him at May 31, 2020 (see Note 11). As of August 31, 2020, the balance due on this loan was $-0-.

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	August 31, 2020	May 31, 2020
Digital music acquired for use in operations – at cost	$21,489	$21,465
Accumulated depreciation	(15,110)	(14,243)
Music inventory – net	$6,379	$9,397

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2020, the Company purchased $24 worth of music inventory. For the three months ended August 31, 2020 and 2019, depreciation of music inventory was $867 and $924, respectively.

NOTE 4 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31, 2020	May 31, 2020
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$96,947	$73,450
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	204,100	165,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700

Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	52,000	52,000
Total	$677,097	$614,600

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2020

(Unaudited)

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2020	Year Ended May 31, 2020
Balance, beginning of period	$614,600	$475,350
Compensation expense accrued pursuant to consulting agreements	75,000	369,000
Payments to consultants	(12,503)	(229,750)
Balance, end of period	$677,097	$614,600

See Note 9 (Commitments and Contingencies).

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2020	May 31, 2020
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default, 15% default interest rate from January 11, 2019 (AA)	23,167	23,167

Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	37,500	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (FF)	22,500	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505

Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default (HH)	188,036	200,000
Convertible note payable to an entity, interest at 10%, due on August 4, 2019, in default (II)	125,841	170,000
Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default (JJ)	66,930	75,000
Convertible note payable to an entity, interest at 10%, due on November 15, 2019, in default (KK)	20,000	20,000
Convertible note payable to an entity, interest at 10%, due on November 30, 2019, in default (LL)	5,000	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019, in default (MM)	3,000	3,000
Convertible note payable to an entity, interest at 10%, due on December 11, 2019, in default (NN)	10,000	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, in default, 24% default interest rate from March 10, 2020 (OO)	58,750	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 – net of discount of $171 and $3,313, respectively (PP)	12,329	9,187
Convertible note payable to an entity, interest at 10%, due on April 23, 2020, in default (QQ)	—	250,000
Convertible note payable to an entity, interest at 10%, due on August 20, 2021 – net of discount of $373,397 and $-0-, respectively (RR)	11,603	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,237,127	1,536,575
Less: Current Portion	(1,237,127)	(1,536,575)
Long-Term Notes Payable	$—	$—

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

August 31, 2020

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

August 31, 2020

(Unaudited)

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

August 31, 2020

(Unaudited)

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

(RR) On August 20, 2020, the Company issued a $385,000 Convertible Promissory Note to a lender which paid off the principal and accrued interest for the note described in (QQ) above. The note bears interest at a rate of 10% per annum, is due on August 20, 2021, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) the closing bid price of the Common Stock on the Trading Day immediately preceding the date of the conversion, or (2) the par value of the Common Stock. See Note 7 (Derivative Liability).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2020

(Unaudited)

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	August 31, 2020	May 31, 2020

Lender A	$23,167	$23,167
Lender B	188,036	258,750
Lender C	517,007	420,000
Lender D	110,500	110,500
14 other lenders	780,151	727,471

Total	1,618,861	1,539,888

Less debt discounts	(375,568)	(3,313)

Net	$1,243,293	$1,536,575

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2020	May 31, 2020
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	2,000	—
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	157,323	155,323
Less: Current Portion	(157,323)	(155,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2020

(Unaudited)

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at August 31, 2020 and May 31, 2020 consisted of:

	August 31, 2020		May 31, 2020
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$160,000	$40,000	$53,333
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	145,000	29,000	38,667
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	107,500	21,500	28,667
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	23,167	92,668	23,167	30,889
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	83,333	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	83,333	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	140,000	35,000	46,667
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	150,000	37,500	50,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	90,000	22,500	30,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	34,022	8,506	34,022
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	188,036	752,147	200,000	266,667
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	132,007	528,029	170,000	226,667
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	66,929	267,718	75,000	100,000
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	80,000	20,000	26,667
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	20,000	5,000	6,667
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	12,000	3,000	4,000
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	40,000	10,000	13,333
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	235,000	58,750	78,333
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	12,500	50,000	12,500	20,833
Convertible note payable issued October 23, 2019, due on April 23, 2020 (QQ)	—	—	250,000	333,333
Convertible note payable issued August 20, 2020, due on August 20, 2021 (RR)	385,000	385,000	250,000	333,333
Totals	$1,198,395	$3,455,750	$1,121,423	$1,488,745

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2020

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

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2020 include (1) stock price of $0.0002 per share, (2) exercise prices ranging from $0.00004 to $0.001 per share, (3) terms ranging from -0- days to 365 days, (4) expected volatility of 920% and (5) risk free interest rates ranging from 0.08% to 0.12%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2020 include (1) stock price of $0.0005 per share, (2) exercise prices ranging from $0.00012 to $0.00018 per share, (3) terms ranging from 0 days to 97 days, (4) expected volatility of 863% and (5) risk free interest rates ranging from 0.13% to 0.14%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2020	May 31, 2020

Lender A	$92,668	$30,889
Lender B	987,146	345,000
Lender C	918,028	560,000
Lender D	267,718	100,000
Lender E	442,000	151,500
6 other lenders	748,190	301,356

Total	$3,455,750	$1,488,745

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

August 31, 2020

(Unaudited)

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2020

(Unaudited)

During the three months ended August 31, 2020, the Company issued an aggregate of 2,476,735,213 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $163,964. We incurred a loss on the conversion of notes payable and accrued interest of $535,563, which represents the excess of the $699,587 fair value of the 2,476,735,213 shares at the dates of conversion over the $164,025 amount of debt satisfied.

At August 31, 2020, there are no stock options or warrants outstanding.

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

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which was expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts were accrued at August 31, 2020 and May 31, 2020.

On October 16, 2018 (see Note 8), the Company issued 5,000 shares of its common stock to the Consultant. On October 26, 2018, the Consultant advised the Company that it had not been notified that the Agreement was terminated on April 1, 2018 and that the Company is in default of the Agreement.

Consulting Agreement with New Jersey Entity

On December 5, 2019 and January 13, 2020, the Company paid $50,000 and $50,000, respectively to a consulting firm entity (the “Consultant”) pursuant to Consulting Agreements dated December 4, 2019 and January 11, 2020. The Consulting Agreements provide for the Consultant to perform certain strategic planning, business development, and investor relations services for the Company for total compensation of $100,000 cash (which was expensed and included in “Other Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the here months ended February 29, 2020. The terms of the Consulting Agreements are for 90 days each.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2020, the Company had negative working capital of $5,871,761 and an accumulated deficit of $11,270,571. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to August 31, 2020, the Company issued an aggregate of 142,237,000 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $4,267.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2020 and 2019.

Revenues. The Company generated net revenues of $60 and $216 during the three months ended August 31, 2020 and 2019, respectively. Revenues were generated from spot sales on our syndicated radio network. The decrease in revenues in 2020 resulted from large amounts of down time experienced in 2020 due to the COVID-19 pandemic.

Cost of Sales. Our cost of sales were $-0- for the three months ended August 31, 2020 and 2019. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Salaries and consulting fees were $76,000 and $109,500 for the three months ended August 31, 2020 and 2019, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $19,239 and $7,865 for the three months ended August 31, 2020 and 2019, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $7,989 and $14,831 for the three months ended August 31, 2020 and 2019, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $2,274,350 for the three months ended August 31, 2020 compared to net other expenses of $3,060,219 for the three months ended August 31, 2019. During the three months ended August 31, 2020, the company recorded expense on the change in the fair value of the derivative liability in the amount of $1,582,005. During the three months ended August 31, 2019, the company recorded expense on the change in the fair value of the derivative liability in the amount of $2,728,625. During the three months ended August 31, 2020 and 2019, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $156,782 and $228,6931, which included the amortization of debt discounts of $14,745 and $190,846, respectively. During the three months ended August 31, 2020 and 2019, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $535.563 and $102,963, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2020, our primary source of liquidity consisted of $23,921 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2020 of $5,871,761 and $11,270,571, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2020 of $2,377,518. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2020 Form 10-K. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 21 notes payable aggregating $882,395 at August 31, 2020. See Note 5 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: March 05, 2021	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

