Form 10-Q
period 2021-02-28
Marquie Group, Inc.
filed 2021-04-20
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

The Marquie Group, Inc.
(Exact name of registrant as specified in its Charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

7901 4th ST N, Suite 300 St. Petersburg, FL 33702	33702
(Address of principal executive office)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 15, 2021, there were 3,952,724,495 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited)

ASSETS
	February 28,	May 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$—	$4,742

Total Current Assets	—	4,742

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $16,851 and $14,243, respectively	4,776	7,222
Trademark costs	10,365	10,365

Total Other Assets	15,141	17,587

TOTAL ASSETS	$15,141	$22,329

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$679	$—
Accounts payable	52,779	37,455
Accrued interest payable on notes payable	414,144	366,657
Accrued consulting fees	800,967	614,600
Notes payable, net of debt discounts of $298,959
and $3,313, respectively	1,529,852	1,536,575
Notes payable to related parties	158,123	155,323
Derivative liability	6,441,835	1,488,745

Total Current Liabilities	9,398,379	4,199,355

TOTAL LIABILITIES	9,398,379	4,199,355

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 2,992,682,598 and 373,710,385 shares issued
and outstanding, respectively	299,268	37,371
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	5,122,050	4,670,196
Accumulated deficit	(14,813,016)	(8,893,053)

Total Stockholders' Deficit	(9,383,238)	(4,177,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,141	$22,329

The accompanying are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

NET REVENUES	$—	$163	$60	$379

OPERATING EXPENSES

Salaries and Consulting fees	78,000	76,000	229,000	295,000
Professional fees	22,614	21,678	67,362	73,326
Other selling, general and administrative	33,004	145,229	57,018	166,774

Total Operating Expenses	133,618	242,907	353,380	535,100

LOSS FROM OPERATIONS	(133,618)	(242,744)	(353,320)	(534,721)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	(2,463,284)	3,496,084	(4,398,090)	65,616
Interest expense (including amortization of debt
discounts of $136,849, $153,284, $259,354
and $464,247, respectively)	(315,927)	(187,218)	(623,034)	(604,496)
Loss on conversion of notes payable
and accrued interest	—	(34,234)	(545,519)	(137,197)

Total Other Income (Expenses)	(2,779,211)	3,274,632	(5,566,643)	(676,077)

LOSS BEFORE INCOME TAXES	(2,912,829)	3,031,888	(5,919,963)	(1,210,798)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(2,912,829)	$3,031,888	$(5,919,963)	$(1,210,798)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$0.01	$(0.00)	$(0.01)

Weighted average shares outstanding	2,992,682,598	225,416,390	2,402,703,275	80,746,862

 The accompanying are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Nine Months Ended February 28, 2021

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2020	200	$—	373,710,385	$37,371	$8,460	$4,670,196	$(8,893,053)	$(4,177,026)

Common stock issued for conversion
of debt	—	—	2,476,735,213	247,673	—	451,854	—	699,527

Net loss for the three months ended
August 31, 2020	—	—	—	—	—	—	(2,377,518)	(2,377,518)

Balance, August 31, 2020	200	—	2,850,445,598	285,044	8,460	5,122,050	(11,270,571)	(5,855,017)

Common stock issued for conversion
of debt	—	—	142,237,000	14,224	—	—	—	14,224

Net loss for the three months ended
November 30, 2020	—	—	—	—	—	—	(629,616)	(629,616)

Balance, November 30, 2020	200	—	2,992,682,598	299,268	8,460	5,122,050	(11,900,187)	(6,470,409)

Net loss for the three months ended
February 28, 2021	—	—	—	—	—	—	(2,912,829)	(2,912,829)

Balance, February 28, 2021	200	$—	2,992,682,598	$299,268	$8,460	$5,122,050	$(14,813,016)	$(9,383,238)

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

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,	February 29,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,919,963)	$(1,210,798)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	2,608	2,698
Expense (income) from derivative liability	4,398,090	(65,616)
Amortization of debt discounts	259,354	464,247
Loss on conversion of notes payable and accrued interest	545,519	137,197
Changes in operating assets and liabilities:
Accounts payable	15,324	16,961
Accrued interest payable on notes payable	119,543	48,909
Accrued consulting fees	186,367	168,700

Net Cash Used by Operating Activities	(393,158)	(437,702)

CASH FLOWS FROM INVESTING ACTIVITIES:

Trademark costs	—	(225)
Music inventory	(162)	(1,075)

Net Cash Used by Investing Activities	(162)	(1,300)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	679	—
Proceeds from sale of common stock	—	287,200
Proceeds from notes payable	809,820	331,250
Repayments of notes payable	(424,721)	(164,721)
Net proceeds from notes payable to related parties	2,800	—

Net Cash Provided by Financing Activities	388,578	453,729

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,742)	14,727

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,742	6,297

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$21,024

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$555,000	$331,250
Conversion of debt and accrued interest into common stock	$168,231	$70,208
Common stock issued for merger with Global Nutrition Experience, Inc.	$—	$19,300

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2021

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2021 are not necessarily indicative of results that may be expected for the year ending May 31, 2021.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. Effective May 31, 2020, the Company agreed to waive collection of $15,950 of the remaining loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of $15,950 accrued consulting fees balance due him at May 31, 2020 (see Note 9). As of February 28, 2021, the balance due on this loan was $-0-.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2021

(Unaudited)

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	February 28, 2021	May 31, 2020
Digital music acquired for use in operations – at cost	$21,627	$21,465
Accumulated depreciation	(16,851)	(14,243)
Music inventory – net	$4,776	$7,222

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 28, 2021, the Company purchased $162 worth of music inventory. For the nine months ended February 28, 2021 and February 29, 2020, depreciation of music inventory was $2,608 and $2,698, respectively.

NOTE 4 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	February 28, 2021	May 31, 2020
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 (which was terminated December 31, 2020)	$133,817	$73,450
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	291,100	165,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700

Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	52,000	52,000
Total	$800,967	$614,600

The accrued consulting fees balance changed as follows:

	Nine Months Ended February 28, 2021	Year Ended May 31, 2020
Balance, beginning of period	$614,600	$475,350
Compensation expense accrued pursuant to consulting agreements	225,000	369,000
Payments to consultants	(38,633)	(229,750)
Balance, end of period	$800,967	$614,600

See Note 9 (Commitments and Contingencies).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2021

(Unaudited)

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2021	May 31, 2020
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default, 15% default interest rate from January 11, 2019 (AA)	23,167	23,167
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2021

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	37,500	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (FF)	22,500	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default (HH)	186,153	200,000
Convertible note payable to an entity, interest at 10%, due on August 4, 2019, in default (II)	125,841	170,000
Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default (JJ)	66,930	75,000
Convertible note payable to an entity, interest at 10%, due on November 15, 2019, in default (KK)	20,000	20,000
Convertible note payable to an entity, interest at 10%, due on November 30, 2019, in default (LL)	5,000	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019, in default (MM)	3,000	3,000
Convertible note payable to an entity, interest at 10%, due on December 11, 2019, in default (NN)	10,000	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, in default, 24% default interest rate from March 10, 2020 (OO)	58,750	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020, in default, net of discount of $-0- and $3,313, respectively (PP)	12,500	9,187
Convertible note payable to an entity, interest at 10%, due on April 23, 2020, in default (QQ)	—	250,000
Convertible note payable to an entity, interest at 10%, due on August 20, 2021 – net of discount of $170,877 and $-0-, respectively (RR)	214,123	—
Convertible note payable to an entity, interest at 12%, due on November 30, 2021 – net of discount of $128,083 and $-0-, respectively (SS)	41,917	—
Note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	50,000	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,529,852	1,536,575
Less: Current Portion	(1,529,852)	(1,536,575)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2021

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

February 28, 2021

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

February 28, 2021

(Unaudited)

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

(SS) On November 30, 2020, the Company issued a $170,000 Convertible Promissory Note to a lender which paid off some of the accrued interest for the note described in (RR) above. The Company received net proceeds of $32,500. The note bears interest at a rate of 12% per annum, is due on November 30, 2021, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) 105% of the closing bid price of the Common Stock on the Issue Date, or (2) the closing bid price of the Common Stock on the Trading Day immediately preceding the date of the conversion. See Note 7 (Derivative Liability).

(TT) On December 30, 2020, the Company issued a $50,000 Promissory Note. The note bears interest at a rate of 12% per annum and is due on December 30, 2021.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2021

(Unaudited)

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	February 28, 2021	May 31, 2020

Lender A	$23,167	$23,167
Lender B	236,153	258,750
Lender C	381,881	420,000
Lender D	90,500	110,500
14 other lenders	1,097,110	727,471

Total	1,828,811	1,539,888

Less debt discounts	(298,959)	(3,313)

Net	$1,529,852	$1,536,575

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 28, 2021	May 31, 2020
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	2,800	—
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	158,123	155,323
Less: Current Portion	(158,123)	(155,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2021

(Unaudited)

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at February 28, 2021 and May 31, 2020 consisted of:

	February 28, 2021		May 31, 2020
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$520,000	$40,000	$53,333
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	72,500	29,000	38,667
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	53,750	21,500	28,667
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	23,167	41,701	23,167	30,889
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	66,666	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	66,666	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	87,500	35,000	46,667
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	67,500	37,500	50,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	56,250	22,500	30,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	21,264	8,506	34,022
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	188,036	1,116,918	200,000	266,667
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	132,007	755,046	170,000	226,667
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	66,929	167,324	75,000	100,000
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	50,000	20,000	26,667
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	12,500	5,000	6,667
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	7,500	3,000	4,000
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	25,000	10,000	13,333
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	352,500	58,750	78,333
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	12,500	31,250	12,500	20,833
Convertible note payable issued October 23, 2019, due on April 23, 2020 (QQ)	—	—	250,000	333,333
Convertible note payable issued August 20, 2020, due on August 20, 2021 (RR)	385,000	490,000	250,000	333,333
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	170,000	2,380,000	250,000	333,333
Totals	$1,368,395	$6,441,835	$1,121,423	$1,488,745

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2021

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

Assumptions used for the calculations of the derivative liability of the notes at February 28, 2021 include (1) stock price of $0.0014 per share, (2) exercise prices ranging from $0.0001 to $0.0006 per share, (3) terms ranging from -0- days to 275 days, (4) expected volatility of 987% and (5) risk free interest rates ranging from 0.04% to 0.08%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2020 include (1) stock price of $0.0005 per share, (2) exercise prices ranging from $0.00012 to $0.00018 per share, (3) terms ranging from 0 days to 97 days, (4) expected volatility of 863% and (5) risk free interest rates ranging from 0.13% to 0.14%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	February 28, 2021	May 31, 2020

Lender A	$41,701	$30,889
Lender B	1,469,418	345,000
Lender C	3,625,046	560,000
Lender D	167,324	100,000
Lender E	200,000	151,500
6 other lenders	938,346	301,356

Total	$6,441,835	$1,488,745

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

February 28, 2021

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

During the nine months ended February 28, 2021, the Company issued an aggregate of 2,618,972,213 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $168,292. We incurred a loss on the conversion of notes payable and accrued interest of $545,519, which represents the excess of the $713,811 fair value of the 2,618,972,213 shares at the dates of conversion over the $168,292 amount of debt satisfied.

At February 28, 2021, there are no stock options or warrants outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 4 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provided for monthly compensation of $10,000 and expired December 31, 2020. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provided for monthly compensation of $15,000 and has a term expiring July 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provides for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2021

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2021, the Company had negative working capital of $9,398,379 and an accumulated deficit of $14,813,016. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

From December 1, 2020 to April 15, 2021, the Company issued a total of 960,041,897 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $479,540. The $504,811 excess of the $984,351 fair value of the 960,041,879 shares at the dates of conversion over the $479,540 of debt satisfied will be charged to “Loss on conversion of notes payable and accrued interest” in the year ended May 31, 2021.

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

BUSINESS OVERVIEW

The Marquie Group, Inc. (“TMGI”), owns and operates the longest running syndicated music radio network in the world called Music of Your Life, which delivers programming to its radio station affiliates across the United States twenty-four hours a day, seven days a week. Music of Your Life programming is also simulcast around the world via the Internet through its website. Included with this programming are network radio commercials or “spots” which are 30 and 60 seconds in length. These spots generate the bulk of the Company’s revenue. The advent of digital advertising combined with the consolidation of radio stations to conglomerates, the network has struggled to compete for advertisers. In an effort to augment revenue and create new opportunity, TMGI, through its wholly owned subsidiaries, Global Nutrition Experience and Global Holdings Network, has entered into exclusive license and development agreements for various products and intellectual property. Among these products is the newly created line of health and beauty products called “Whim”. The Company is preparing to launch the Whim products through a series of radio spots on its radio network and through various other channels including social media and retail.

Expenses which comprise the costs of goods sold will include licensing agreements and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated radio network, product development and product marketing costs. General and administrative expenses are comprised of administrative wages; office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended February 28, 2021 and February 29, 2020.

Revenues. The Company generated no net revenues during the three months ended February 28, 2021 compared to $163 during the three months ended February 29, 2020. The Company generated net revenues of $60 and $379 during the nine months ended February 28, 2021 and February 29, 2020, respectively. Revenues were generated from spot sales on our syndicated radio network. The decrease in revenues for the nine months ended February 28, 2021 resulted from large amounts of down time experienced in 2020 due to the COVID-19 pandemic.

Cost of Sales. Our cost of sales were $-0- for the three and nine months ended February 28, 2021 and February 29, 2020. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Accrued salaries and consulting fees were $78,000 and $76,000 for the three months ended February 28, 2021 and February 29, 2020, respectively. Accrued salaries and consulting fees were $229,000 and $295,000 for the nine months ended February 28, 2021 and February 29, 2020, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $22,614 and $21,678 for the three months ended February 28, 2021 and February 29, 2020, respectively. Professional fees were $67,362 and $73,326 for the nine months ended February 28, 2021 and February 29, 2020, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $33,004 and $145,229 for the three months ended February 28, 2021 and February 29, 2020, respectively. Other selling, general and administrative expenses were $57,018 and $166,774 for the nine months ended February 28, 2021 and February 29, 2020, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $2,779,211 for the three months ended February 28, 2021 compared to net other income of $3,274,632 for the three months ended February 29, 2020. The Company had net other expenses of $5,566,643 for the nine months ended February 28, 2021 compared to net other expenses of $676,077 for the nine months ended February 29, 2020. During the nine months ended February 28, 2021 the company recorded expense on the change in the fair value of the derivative liability in the amount of $4,398,090. During the nine months ended February 29, 2020 the company recorded income on the change in the fair value of the derivative liability in the amount of $65,616. During the nine months ended February 28, 2021 and February 29, 2020, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $623,034 and $604,496, which included the amortization of debt discounts of $259,354 and $464,247, respectively. During the nine months ended February 28, 2021 and February 29, 2020, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $545,519 and $137,197, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2021, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 28, 2021 of $9,398,379 and $14,813,016, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2021 of $5,919,963. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 23 notes payable aggregating $886,846 at February 28, 2021. See Note 5 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: April 19, 2021	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

