Form 10-K
period 2021-05-31
Marquie Group, Inc.
filed 2021-09-27
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2021
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-54163

THE MARQUIE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 4th St. N, Ste. 4000 St. Petersburgh, FL	33702
(Address of principal executive offices)	(Zip Code)

(800) 351-3021

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of The Marquie Group, Inc. held by non-affiliates as of November 30, 2020 was $244,006.

As of September 24, 2021, there were 4,628,852,506 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

SPECIAL NOTE REGARDING FINANCIAL STATEMENTS

The financial statements presented herein are unaudited. When the audit is complete, the Company will file an amended Form 10-K.

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

With the dramatic increase in music licensing fees and the decrease in traditional radio advertising formats, the Company found it difficult to achieve profitability with its Music of Your Life syndication radio service. In response to this, the Company began to explore partnering with products to be marketed through radio spots on the Company’s wide-reaching radio network. On August 16, 2018, the Company merged into The Marquie Group, Inc. (see below), a development stage health and beauty company for the exclusive right to market and sell the products under development.

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

Operational Overview

The Marquie Group is a direct-to-consumer sales and marketing company with an exclusive pipeline of innovative health and beauty products. The Company markets these products through its wholly owned subsidiary Music of Your Life, a syndicated radio network heard nationwide on AM, FM and HD terrestrial radio stations, and simulcast over the internet. This is made possible by 30 and 60 second commercials airing every hour which are targeted toward the Music of Your Life listening audience. Broadcasting more than 40 years, Music of Your Life is the longest running music radio format in syndication.

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

Objectives

Our objective is to sell unique and well-branded products to the Music of Your Life listening audience through a series of local and nationwide radio commercials. To accomplish this objective, the Company will continue to explore relationships with product manufacturers for the rights to sell their products directly, circumventing the traditional advertising agency approach.

Market Advantage

Music of Your Life can be heard on AM, FM, and HD terrestrial radio stations across the United States and worldwide over the Internet. This well-established listener base gives the company a strong market advantage over the typical Internet radio service. Using cutting edge, low-cost technology for program delivery with the Barix system, the Company operates at lower overhead than its larger competitors.

Competition

Competition in the radio industry is fierce, however, the traditional style of delivering syndicated programming is limited to just a handful of offerings. Most of these competing services offer a wide range of programming with the potential to reach millions of listeners. However, these businesses rely upon advertising agencies for their commercials without the flexibility to partner directly with the companies offering goods and services. This can be a benefit to our competitors as these ad agencies usually produce profitable results. However, this is also a very expensive method for producing revenue.

Employees

As of May 31, 2021, Marc Angell (Director and Chief Executive Officer) is a the only non-employee officers and/or directors of the Company. The Company has no official employees. We currently have one part-time production person, an outside accountant, and an outside lawyer. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

We have undertaken preliminary investigations concerning candidates for the above positions and do not currently anticipate difficulty in filling such positions with qualified persons; however we cannot assure you that we will in fact be able to hire qualified persons for such positions when needed. Additional positions to be filled may be identified from time to time by the Company. We expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys, and accountants as necessary.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Marquie Group’s corporate office is located at 7901 4th St. N., Ste. 4000, St. Petersburgh, FL 33702, telephone number, 800-351-3021. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3. LEGAL PROCEEDINGS.

The Company currently has no litigation pending, threatened or contemplated, or unsatisfied judgments.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on OTC Pink under the symbol “TMGI”. We had approximately 2,258 registered holders of our common stock as of May 31, 2021. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on September 24, 2021 was $0.0004 per share.

The following table reflects the high and low closing sales prices per share (as adjusted for the June 20, 2018 1 share for 4,000 shares reverse stock split and the September 4, 2019 1 share for 400 shares reverse stock split) of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31:

	Price Range(1)
	High	Low
Fiscal May 31, 2021
Fourth quarter	$0.0019	$0.0006
Third quarter	$0.0040	$0.0001
Second quarter	$0.0002	$0.0001
First quarter	$0.0011	$0.0001

Fiscal May 31, 2020
Fourth quarter	$0.003	$0.0018
Third quarter	$0.0015	$0.055
Second quarter	$0.0061	$0.05
First quarter	$0.72	$0.04

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

Overview

The Marquie Group is a direct-to-consumer sales and marketing company with an exclusive pipeline of innovative health and beauty products. The Company markets these products through its wholly owned subsidiary Music of Your Life, a syndicated radio network heard nationwide on AM, FM and HD terrestrial radio stations, and simulcast over the internet. This is made possible by 30 and 60 second commercials airing every hour which are targeted toward the Music of Your Life listening audience. Broadcasting more than 40 years, Music of Your Life is the longest running music radio format in syndication.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2021 and 2020.

Revenues. The Company generated net revenues of $60 during the year ended May 31, 2021 as compared to $552 for the year ended May 31, 2020. Revenues were generated from spot sales, from the live radio programming through radio stations around the country and over the Internet.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2021 and 2020. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Accrued salaries and consulting expenses for the year ended May 31, 2021 were $305,000 as compared to $371,500 for the year ended May 31, 2020. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the year ended May 31, 2021 were $102,924 as compared to $81,640 for the year ended May 31, 2020. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $63,350 for the year ended May 31, 2021 as compared to $187,950 for the year ended May 31, 2020. We anticipate that Other SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $2,353,511 for the year ended May 31, 2021 as compared to $304,275 for the year ended May 31, 2020. For the year ended May 31, 2020, the company incurred interest expense of $989,135, income from derivative liability of $36,930 and loss on conversion of notes payable and accrued interest of $1,401,306. For the year ended May 31, 2020, the company incurred interest expense of $792,400, income from derivative liability of $647,927 and loss on conversion of notes payable and accrued interest of $159,802.

Liquidity and Capital Resources

As of May 31, 2021, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2021 of $11,717,778 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2021 of $2,824,725. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited)

ASSETS
	May 31,	May 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$—	$4,742

Total Current Assets	—	4,742

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $17,339 and $14,243, respectively	4,309	7,222
Trademark costs	10,365	10,365

Total Other Assets	14,674	17,587

TOTAL ASSETS	$14,674	$22,329

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$1,140	$—
Accounts payable	25,095	37,455
Accrued interest payable on notes payable	427,023	366,657
Accrued consulting fees	832,967	614,600
Notes payable, net of debt discounts of $298,959
and $3,313, respectively	1,366,749	1,536,575
Notes payable to related parties	121,274	155,323
Derivative liability	2,006,815	1,488,745

Total Current Liabilities	4,781,063	4,199,355

TOTAL LIABILITIES	4,781,063	4,199,355

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 4,628,852,506 and 373,710,385 shares issued
and outstanding, respectively	462,685	37,371
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	6,480,244	4,670,196
Accumulated deficit	(11,717,778)	(8,893,053)

Total Stockholders' Deficit	(4,766,389)	(4,177,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,674	$22,329

 The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Year Ended
	May 31,	May 31,
	2021	2020

NET REVENUES	$60	$552

OPERATING EXPENSES

Salaries and Consulting fees	305,000	371,500
Professional fees	102,924	81,640
Other selling, general and administrative	63,350	187,950

Total Operating Expenses	471,274	641,090

LOSS FROM OPERATIONS	(471,214)	(640,538)

OTHER INCOME (EXPENSES)

Income from derivative liability	36,930	647,927
Interest expense (including amortization of debt
discounts of $473,080 and $546,399, respectively)	(989,135)	(792,400)
Loss on conversion of notes payable
and accrued interest	(1,401,306)	(159,802)

Total Other Income (Expenses)	(2,353,511)	(304,275)

LOSS BEFORE INCOME TAXES	(2,824,725)	(944,813)

INCOME TAX EXPENSE	—	—

NET LOSS	$(2,824,725)	$(944,813)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	2,772,636,119	147,265,325

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
Consolidated Statements of Stockholders' Deficit
For the Period from June 1, 2019 to May 31, 2021
(Unaudited)

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, June 1, 2019	200	$—	382,717	38	$8,460	$4,149,012	$(7,948,240)	$(3,790,730)

Common stock issued for cash	—	—	117,866,667	11,787	—	308,613	—	320,400

Rounded up shares issued in connection
with reverse stock split	—	—	2,548	—	—	—	—	—

Common stock issued for conversion
of debt	—	—	62,458,453	6,246	—	231,871	—	238,117

Common stock issued for merger
with Global Nutrition Experience, Inc.	—	—	193,000,000	19,300	—	(19,300)	—	—

Net loss for the year ended
May 31, 2020	—	—	—	—	—	—	(944,813)	(944,813)

Balance, May 31, 2020	200	—	373,710,385	37,371	8,460	4,670,196	(8,893,053)	(4,177,026)

Common stock issued for conversion
of debt	—	—	4,255,142,121	425,314	—	1,810,048	—	2,235,362

Net loss for the year ended
May 31, 2021	—	—	—	—	—	—	(2,824,725)	(2,824,725)

Balance, May 31, 2021	200	$—	4,628,852,506	$462,685	$8,460	$6,480,244	$(11,717,778)	$(4,766,389)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Year Ended
	May 31,	May 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,824,725)	$(944,813)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	3,096	3,564
Income from derivative liability	(36,930)	(647,927)
Amortization of debt discounts	473,080	546,399
Loss on conversion of notes payable and accrued interest	1,401,306	159,802
Changes in operating assets and liabilities:
Accounts payable	(12,360)	16,370
Accrued interest payable on notes payable	175,392	154,660
Accrued consulting fees	218,367	155,200

Net Cash Used by Operating Activities	(602,774)	(556,745)

CASH FLOWS FROM INVESTING ACTIVITIES:

Trademark costs	—	(350)
Music inventory	(183)	(1,389)

Net Cash Used by Investing Activities	(183)	(1,739)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	1,140	—
Proceeds from sale of common stock	—	320,400
Proceeds from notes payable	864,820	401,250
Repayments of notes payable	(233,696)	(164,721)
Repayments of notes payable to related parties	(59,349)	—
Net proceeds from notes payable to related parties	25,300	—

Net Cash Provided by Financing Activities	598,215	556,929

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,742)	(1,555)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,742	6,297

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$4,742

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$555,000	$331,250
Conversion of debt and accrued interest into common stock	$834,056	$78,315
Common stock issued for merger with Global Nutrition Experience, Inc.	$—	$19,300

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

(Unaudited)

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

May 31, 2021

(Unaudited)

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

g.       Advertising

Advertising costs, which are expensed as incurred, were $-0- for the years ended May 31, 2021 and 2020.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

(Unaudited)

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

At May 31, 2021, the Company had net operating loss carryforwards of approximately $4,738,745, of which $3,035,346 expires in varying amounts through 2039 and $1,703,399 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a substantial change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2021 and 2020:

	May 31, 2021	May 31, 2020
Deferred tax assets:
NOL Carryover	$1,202,462	$995,136
Valuation allowance	(1,202,462)	(995,136)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended May 31, 2021 and 2020 due to the following:

	May 31, 2021	May 31, 2020
Expected tax (benefit) at 21%	$(593,192)	$(190,503)
Non-deductible expense (non-taxable income) from derivative liability	(7,755)	(136,065)
Non-deductible amortization of debt discounts	99,347	114,744
Non-deductible loss on conversions of notes payable and accrued interest	294,274	33,559
Change in valuation allowance	207,326	178,265
Provision for income taxes	$—	$—

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

May 31, 2021

(Unaudited)

i.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2021.

j.       Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2021 and 2020.

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

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. Effective May 31, 2020, the Company agreed to waive collection of $15,950 of the remaining loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of $15,950 accrued consulting fees balance due him at May 31, 2020 (see Note 11). As of May 31, 2021 and 2020, the balance due on this loan was $-0-.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

(Unaudited)

NOTE 5 - MUSIC INVENTORY

Music inventory consisted of the following:

	May 31, 2021	May 31, 2020
Digital music acquired for use in operations – at cost	$21,648	$21,465
Accumulated depreciation	(17,339)	(14,243)
Music inventory – net	$4,309	$7,222

The Company purchases digital music to broadcast over the radio and internet. During the year ended May 31, 2021, the Company purchased $183 worth of music inventory. For the years ended May 31, 2021 and 2020, depreciation on music inventory was $3,096 and $3,564, respectively.

NOTE 6 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	May 31, 2021	May 31, 2020
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$138,817	$73,450
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	318,100	165,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	52,000	52,000
Total	$832,967	$614,600

The accrued consulting fees balance changed as follows:

	Year Ended
	May 31, 2021	May 31, 2020
Balance, beginning of period	$614,600	$475,350
Compensation expense accrued pursuant to consulting agreements	300,000	369,000
Payments to consultants	(81,633)	(229,750)
Balance, end of period	$832,967	$614,600

See Note 11 (Commitments and Contingencies)

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

(Unaudited)

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2021	May 31, 2020
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default, 15% default rate from January 11, 2019 (AA)	23,167	23,167
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	37,500	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (FF)	22,500	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default (HH)	175,720	200,000
Convertible note payable to an entity, interest at 10%, due on August 4, 2019, in default (II)	—	170,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default (JJ)	56,374	75,000
Convertible note payable to an entity, interest at 10%, due on November 15, 2019, in default (KK)	20,000	20,000
Convertible note payable to an entity, interest at 10%, due on November 30, 2019, in default (LL)	5,000	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019, in default (MM)	3,000	3,000
Convertible note payable to an entity, interest at 10%, due on December 11, 2019, in default (NN)	10,000	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, in default, 24% default rate from March 10, 2020 (OO)	58,750	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 – net of discount of $-0- and $3,313, respectively (PP)	12,500	9,187
Convertible note payable to an entity, interest at 10%, due on April 23, 2020, in default (QQ)	—	250,000
Convertible note payable to an entity, interest at 10%, due on August 20, 2021 (RR)	—	—
Convertible note payable to an entity, interest at 12%, due on November 30, 2021 – net of discount of $85,233 and $-0-, respectively (SS)	84,767	—
Convertible note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	50,000	—
Convertible note payable to an entity, interest at 12%, due on April 15, 2022 (UU)	55,000	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements.	170,000	70,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,366,749	1,536,575
Less: Current Portion	(1,366,749)	(1,536,575)
Long-Term Notes Payable	$—	$—

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

May 31, 2021

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

May 31, 2021

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

May 31, 2021

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

(Unaudited)

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2021	May 31, 2020
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$—	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	103,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 25,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability)	18,024	50,000
Total Notes Payable	121,274	155,323
Less: Current Portion	(121,274)	(155,323)
Long-Term Notes Payable	$—	$—

NOTE 9 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2021 and 2020 consisted of:

	May 31, 2021		May 31, 2020
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$48,000	$40,000	$53,333

Convertible note payable issued April 5, 2017, due on demand (W)	29,000	58,000	29,000	38,667
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	43,000	21,500	28,667
Convertible note payable issued January 11, 2018 (AA)	23,167	27,800	23,167	30,889
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	50,000	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	50,000	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	42,000	35,000	46,667
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	45,000	37,500	50,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

(Unaudited)

Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	27,000	22,500	30,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	10,208	8,506	34,022
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	200,000	223,383	200,000	266,667
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	170,000	151,009	170,000	226,667
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	75,000	80,315	75,000	100,000
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	24,000	20,000	20,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	6,000	5,000	6,667
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	3,600	3,000	4,000
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	12,000	10,000	13,333
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	70,500	58,750	78,333
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	12,500	15,000	12,500	20,833
Convertible note payable issued October 23, 2019, due on April 23, 2020 (QQ)	—	—	250,000	333,333
Convertible note payable issued August 20, 2020, due on August 20, 2021 (RR)	—	—	250,000	333,333
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	170,000	1,020,000	250,000	333,333
Totals	$1,041,423	$2,006,814	$1,621,423	$1,488,745

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

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2021 include (1) stock price of $0.0006 per share, (2) exercise prices ranging from $0.0001 to $0.0005 per share, (3) terms ranging from 0 days to 183 days, (4) expected volatility of 996% and (5) risk free interest rates ranging from 0.01% to 0.03%.

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

May 31, 2021

(Unaudited)

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

May 31, 2021

(Unaudited)

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

During the year ended May 31, 2021, the Company issued an aggregate of 4,255,142,121 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $2,235,362. We incurred a loss on the conversion of notes payable and accrued interest of $1,401,306, which represents the excess of the $2,241,902 fair value of the 4,255,142,121 shares at the dates of conversion over the $840,596 amount of debt satisfied.

At May 31, 2021 and 2020, there are no stock options or warrants outstanding.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 6 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provides for monthly compensation of $10,000 and has a term expiring December 31, 2021. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provided for monthly compensation of $15,000 and has a term expiring July 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provides for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019.

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

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which was expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts were accrued at May 31, 2021 and 2020.

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

May 31, 2021

(Unaudited)

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

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2021, the Company had negative working capital of $4,781,063 and an accumulated deficit of $11,717,778. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2022 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13 – SUBSEQUENT EVENTS

From June 1, 2021 to July 22, 2021, the Company issued a total of 935,000,000 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $18,700. The $542,300 excess of the $561,000 fair value of the 935,000,000 shares at the dates of conversion over the $18,700 of debt satisfied will be charged to “Loss on conversion of notes payable and accrued interest” in the three months ended August 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A - No change in accountant for the annual period ended May 31, 2021 and to present.

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

As of May 31, 2021, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2021, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2013)	63

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

(1) The business address of each of our directors is 7901 4th St. N, Ste. 4000, St. Petersburgh, FL 33702

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2021, the Board held no in-person meetings.

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

To our knowledge, during the fiscal year ended May 31, 2021, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

Summary Compensation Table
Name and Principal Position		FiscalYear		Salary		Stock Awards		All Other Compensation (1)		Total

Marc Angell	2021		$—		$—		$138,817		$138,817
Chief Executive Officer	2020		$—		$—		$120,850		$120,850
Secretary

(1)	Consulting fees paid or accrued. See Notes 6 and 11 to the financial statements.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 10, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 7901 4th St. N, Ste. 4000, St. Petersburgh, FL 33702. As of September 24, 2021, there were 4,628,852,506 shares of common stock issued and outstanding, and 200 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock have voting rights equal to four times the sum of (a) all shares of Common Stock issued and outstanding at the time of voting; plus (b) the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting; divided by (c) the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. The Series A Preferred Stock continues to have no conversion, liquidation, or dividend rights. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 4, 2016, the Board of Directors of Music of Your Life, Inc., a Florida corporation (the “Company”) issued all 200 previously authorized but unissued shares of Series A Preferred Stock (the “Preferred Stock”) to the Company’s sole officer and director Marc Angell. At September 24, 2021, the Preferred Stock collectively holds 80% of the total voting power of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. during the fiscal years ended May 31, 2021 and 2020:

	2021	2020
Audit Fees	$35,000	$36,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$35,000	$36,000

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

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: September 27, 2021	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 27, 2021
Marc Angell

//s/ Marc Angell	Director	September 27, 2021
Marc Angell

