Form 10-K/A
period 2021-05-31
Marquie Group, Inc.
filed 2021-10-14
CIK 1434601

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of The Marquie Group, Inc. held by non-affiliates as of November 30, 2020 was $2,691,302.

As of October 1, 2021, there were 7,976,668,363 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

EXPLANATORY NOTE

The Marquie Group, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend in its entirety its annual report on Form 10-K for the fiscal year ended May 31, 2021 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 27, 2021 (the “Original Filing”). As stated therein, the Original Filing financial statements were not audited by the Company’s independent registered public accounting firm.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

The Company was incorporated on January 30, 2008, in the State of Florida, as Maximum Consulting, Inc. and shortly thereafter changed its name to ZhongSen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wish to export and distribute high quality Chinese tea products worldwide. The Company commenced business activities in August 2008, when it entered into a related party Sales and Marketing Agreement with Yunnan ZhongSen Group, Ltd. However, due to lack of capital, the Company was unable to implement its business plan fully. On May 31, 2013, the Company entered into an acquisition agreement (the “Acquisition”) with Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”). As a result of the Acquisition, MYL Nevada is a wholly owned subsidiary of the Company, and the Company operated as a syndicated radio network. The Company changed its name to Music of Your Life, Inc. effective July 26, 2013.

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

Competition

Competition in the radio industry is fierce, however, the traditional style of delivering syndicated programming is limited to just a handful of offerings. Most of these competing services offer a wide range of programming with the potential to reach millions of listeners. However, these businesses rely upon advertising agencies for their commercials without the flexibility to partner directly with the companies offering goods and services. This can be a benefit to our competitors as these ad agencies usually produce profitable results. However, this is also a very expensive method for producing revenue. The Marquie Group approach is that of direct-to-consumer model which cuts the cost of commissions to a third party resulting in higher profits per sale and affords the company greater flexibility.

Employees

As of May 31, 2021, Marc Angell (Director and Chief Executive Officer) is the only non-employee officers and/or directors of the Company. The Company has no official employees. We currently have one part-time production person, an outside accountant, and an outside lawyer. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

We have undertaken preliminary investigations concerning candidates for the above positions and do not currently anticipate difficulty in filling such positions with qualified persons; however, we cannot assure you that we will in fact be able to hire qualified persons for such positions when needed. Additional positions to be filled may be identified from time to time by the Company. We expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys, and accountants as necessary.

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

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $63,398 for the year ended May 31, 2021 as compared to $187,950 for the year ended May 31, 2020. We anticipate that Other SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $2,397,922 for the year ended May 31, 2021 as compared to $304,275 for the year ended May 31, 2020. For the year ended May 31, 2021, the company incurred interest expense of $989,810, income from derivative liability of $36,930 and loss on conversion of notes payable and accrued interest of $1,445,042. For the year ended May 31, 2020, the company incurred interest expense of $792,400, income from derivative liability of $647,927 and loss on conversion of notes payable and accrued interest of $159,802.

Liquidity and Capital Resources

As of May 31, 2021, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2021 of $11,762,237 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2021 of $2,869,184. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Marquie Group, Inc.

(formerly Music of Your Life, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Marquie Group, Inc. (the “Company”) as of May 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The Marquie Group, Inc. as of May 31, 2021 and 2020 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss on conversions of notes payable and accrued interest to common stock – Refer to Note 10 to the consolidated financial statements

Critical Audit Matter Description

The Company has had outstanding notes payable to lenders which are convertible into Company common stock at conversion prices which are based on the future trading price of the Company's common stock. For the year ended May 31, 2021, the Company issued a total of 4,304,842,121 shares of its common stock pursuant to conversions of an aggregate of $835,050 in principal and accrued interest. The $1,445,042 excess of the $2,280,092 fair value of the 4,304,842,121 shares of common stock at the respective dates of issuance over the $835,050 liability reduction was charged to Loss on Conversions of Notes Payable.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company's loss on conversions of notes payable and accrued interest to common stock expense included:

(1) We obtained Company prepared quarterly schedules of all conversions of notes payable and accrued interest to common stock for the year ended May 31, 2021.

(2) For the fair value measurements, we agreed the prices used to independent third-party sources of closing trading prices of the Company common stock on the respective issuance dates. We then verified the calculation by multiplying the number of shares issued times the respective closing trading prices for each conversion.

(3) For the liability reduction amounts, we agreed the principal and accrued interest amounts to Notices of Conversions for each conversion.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

October___, 2021

We have served as the Company’s auditor since 2015.

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	May 31,	May 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$—	$4,742

Total Current Assets	—	4,742

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $17,339 and $14,243, respectively	4,309	7,222
Trademark costs	10,365	10,365

Total Other Assets	14,674	17,587

TOTAL ASSETS	$14,674	$22,329

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$1,140	$—
Accounts payable	25,094	37,455
Accrued interest payable on notes payable	427,023	366,657
Accrued consulting fees	832,967	614,600
Notes payable, net of debt discounts of $85,233
and $3,313, respectively	1,366,430	1,536,575
Notes payable to related parties	121,323	155,323
Derivative liability	2,006,815	1,488,745

Total Current Liabilities	4,780,792	4,199,355

TOTAL LIABILITIES	4,780,792	4,199,355

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 4,678,552,506 and 373,710,385 shares issued
and outstanding, respectively	467,855	37,371
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	6,519,804	4,670,196
Accumulated deficit	(11,762,237)	(8,893,053)

Total Stockholders' Deficit	(4,766,118)	(4,177,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,674	$22,329

 The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations

	For the Year Ended
	May 31,	May 31,
	2021	2020

NET REVENUES	$60	$552

OPERATING EXPENSES

Salaries and Consulting fees	305,000	371,500
Professional fees	102,924	81,640
Other selling, general and administrative	63,398	187,950

Total Operating Expenses	471,322	641,090

LOSS FROM OPERATIONS	(471,262)	(640,538)

OTHER INCOME (EXPENSES)

Income from derivative liability	36,930	647,927
Interest expense (including amortization of debt
discounts of $473,080 and $546,399, respectively)	(989,810)	(792,400)
Loss on conversion of notes payable
and accrued interest	(1,445,042)	(159,802)

Total Other Income (Expenses)	(2,397,922)	(304,275)

LOSS BEFORE INCOME TAXES	(2,869,184)	(944,813)

INCOME TAX EXPENSE	—	—

NET LOSS	$(2,869,184)	$(944,813)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	2,778,899,681	147,265,325

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
Consolidated Statements of Stockholders' Deficit
For the Period from June 1, 2019 to May 31, 2021

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, June 1, 2019	200	$—	382,717	38	$8,460	$4,149,012	$(7,948,240)	$(3,790,730)

Common stock issued for cash	—	—	117,866,667	11,787	—	308,613	—	320,400

Rounded up shares issued in connection
with reverse stock split	—	—	2,548	—	—	—	—	—

Common stock issued for conversion
of debt	—	—	62,458,453	6,246	—	231,871	—	238,117

Common stock issued for merger
with Global Nutrition Experience, Inc.	—	—	193,000,000	19,300	—	(19,300)	—	—

Net loss for the year ended
May 31, 2020	—	—	—	—	—	—	(944,813)	(944,813)

Balance, May 31, 2020	200	—	373,710,385	37,371	8,460	4,670,196	(8,893,053)	(4,177,026)

Common stock issued for conversion
of debt	—	—	4,304,842,121	430,484	—	1,849,608	—	2,280,092

Net loss for the year ended
May 31, 2021	—	—	—	—	—	—	(2,869,184)	(2,869,184)

Balance, May 31, 2021	200	$—	4,678,552,506	$467,855	$8,460	$6,519,804	$(11,762,237)	$(4,766,118)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended
	May 31,	May 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,869,184)	$(944,813)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	3,096	3,564
Income from derivative liability	(36,930)	(647,927)
Amortization of debt discounts	473,080	546,399
Loss on conversion of notes payable and accrued interest	1,445,042	159,802
Changes in operating assets and liabilities:
Accounts payable	(12,361)	16,370
Accrued interest payable on notes payable	175,392	154,660
Accrued consulting fees	218,367	155,200

Net Cash Used by Operating Activities	(603,498)	(556,745)

CASH FLOWS FROM INVESTING ACTIVITIES:

Trademark costs	—	(350)
Music inventory	(183)	(1,389)

Net Cash Used by Investing Activities	(183)	(1,739)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	1,140	—
Proceeds from sale of common stock	—	320,400
Proceeds from notes payable	864,820	401,250
Repayments of notes payable	(233,021)	(164,721)
Repayments of notes payable to related parties	(59,300)	—
Net proceeds from notes payable to related parties	25,300	—

Net Cash Provided by Financing Activities	598,939	556,929

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,742)	(1,555)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,742	6,297

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$4,742

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$555,000	$331,250
Conversion of debt and accrued interest into common stock	$835,050	$78,315
Common stock issued for merger with Global Nutrition Experience, Inc.	$—	$19,300

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

At May 31, 2021, the Company had net operating loss carryforwards of approximately $5,726,737, of which $3,035,346 expires in varying amounts through 2038 and $2,691,391 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a substantial change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2021 and 2020:

	May 31, 2021	May 31, 2020
Deferred tax assets:
NOL Carryover	$1,202,614	$995,136
Valuation allowance	(1,202,614)	(995,136)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended May 31, 2021 and 2020 due to the following:

	May 31, 2021	May 31, 2020
Expected tax (benefit) at 21%	$(602,529)	$(190,503)
Non-deductible expense (non-taxable income) from derivative liability	(7,755)	(136,065)
Non-deductible amortization of debt discounts	99,347	114,744
Non-deductible loss on conversions of notes payable and accrued interest	303,459	33,559
Change in valuation allowance	207,478	178,265
Provision for income taxes	$—	$—

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

The accrued consulting fees balance changed as follows:

	Year Ended
	May 31, 2020	May 31, 2020
Balance, beginning of period	$614,600	$475,350
Compensation expense accrued pursuant to consulting agreements	300,000	369,000
Payments to consultants	(81,633)	(229,750)
Balance, end of period	$832,967	$614,600

See Note 11 (Commitments and Contingencies)

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2021	May 31, 2020
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default, 15% default rate from January 11, 2019 (AA)	23,167	23,167
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	37,500	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (FF)	22,500	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default (HH)	175,720	200,000
Convertible note payable to an entity, interest at 10%, due on August 4, 2019, in default (II)	—	170,000
Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default (JJ)	56,055	75,000
Convertible note payable to an entity, interest at 10%, due on November 15, 2019, in default (KK)	20,000	20,000
Convertible note payable to an entity, interest at 10%, due on November 30, 2019, in default (LL)	5,000	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019, in default (MM)	3,000	3,000
Convertible note payable to an entity, interest at 10%, due on December 11, 2019, in default (NN)	10,000	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, in default, 24% default rate from March 10, 2020 (OO)	58,750	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 – net of discount of $-0- and $3,313, respectively (PP)	12,500	9,187

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

Convertible note payable to an entity, interest at 10%, due on April 23, 2020, in default (QQ)	—	250,000
Convertible note payable to an entity, interest at 10%, due on August 20, 2021 (RR)	—	—
Convertible note payable to an entity, interest at 12%, due on November 30, 2021 – net of discount of $85,233 and $-0-, respectively (SS)	84,767	—
Convertible note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	50,000	—
Convertible note payable to an entity, interest at 12%, due on April 15, 2022 (UU)	55,000	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements.	170,000	70,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,366,430	1,536,575
Less: Current Portion	(1,366,430)	(1,536,575)
Long-Term Notes Payable	$—	$—

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

(UU) On April 15, 2021, the Company issued a $55,000 Convertible Promissory Note to a lender for net loan proceeds of $45,000. The note bears interest at a rate of 12% per annum, is due on April 15, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.0009, or (2) the par value of the Common Stock.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	May 31, 2021	May 31, 2020

Lender A	$23,167	$23,167
Lender B	284,470	258,750
Lender C	225,000	420,000
Lender D	110,500	110,500
14 other lenders	808,526	727,471

Total	1,451,663	1,539,888

Less debt discounts	(85,233)	(3,313)

Net	$1,366,430	$1,536,575

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2021	May 31, 2020
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	103,250
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 25,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 9 (Derivative Liability)	50,000	50,000
Total Notes Payable	121,323	155,323
Less: Current Portion	(121,323)	(155,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

NOTE 9 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2021 and 2020 consisted of:

	May 31, 2021		May 31, 2020
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$48,000	$40,000	$53,333

Convertible note payable issued April 5, 2017, due on demand (W)	29,000	58,000	29,000	38,667
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	43,000	21,500	28,667
Convertible note payable issued January 11, 2018 (AA)	23,167	27,800	23,167	30,889
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	50,000	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	50,000	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	42,000	35,000	46,667
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	45,000	37,500	50,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	27,000	22,500	30,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	10,208	8,506	34,022
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	200,000	223,384	200,000	266,667
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	170,000	151,009	170,000	226,667

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	75,000	80,314	75,000	100,000
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	24,000	20,000	26,667
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	6,000	5,000	6,667
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	3,600	3,000	4,000
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	12,000	10,000	13,333
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	70,500	58,750	78,333
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	12,500	15,000	12,500	20,833
Convertible note payable issued October 23, 2019, due on April 23, 2020 (QQ)	—	—	250,000	333,333
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	170,000	1,020,000	—	—
Totals	$1,041,423	$2,006,815	$1,121,423	$1,488,745

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	May 31, 2021	May 31, 2020

Lender A	$27,801	$30,889
Lender B	293,884	345,000
Lender C	1,171,009	560,000
Lender D	80,316	100,000
Lender E	82,600	151,500
6 other lenders	351,205	301,356

Total	$2,006,815	$1,488,745

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

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 100,000 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (50,000 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2020 and 2019 (25,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2020 and 2019 (25,000 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 100,000 shares of common stock) was recorded at $-0-, the historical cost of the property to TMGI.

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

During the year ended May 31, 2021, the Company issued an aggregate of 4,304,842,121 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $835,050. We incurred a loss on the conversion of notes payable and accrued interest of $1,445,042, which represents the excess of the $2,280,092 fair value of the 4,304,842,121 shares at the dates of conversion over the $835,050 amount of debt satisfied.

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

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2021, the Company had negative working capital of $4,780,792 and an accumulated deficit of $11,762,237. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 13 – SUBSEQUENT EVENTS

From June 1, 2021 to October 1, 2021, the Company issued a total of 3,298,115,857 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $58,606. The $1,614,492 excess of the $1,673,098 fair value of the 3,298,115,857 shares at the dates of conversion over the $58,606 of debt satisfied will be charged to “Loss on conversion of notes payable and accrued interest” in the three months ended August 31, 2021.

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

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	—	193,050,001	193,050,001	4.17%
Marc Angell(2)	—	193,050,001	193,050,001	4.14%
All directors/director nominees and executive officers as a group (1 person)	—	193,050,001	193,050,001	4.17%

(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 193,050,001 shares of common stock held by the Angell Family Trust.
(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 193,050,001 shares of common stock held by the Angell Family Trust. Excludes 200 shares of Series A Preferred Stock held by Mr. Angell which have super-voting rights, but no conversion, dividend, or liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Angell would beneficially hold approximately 80.83% of the voting securities of the Company.

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

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: October 14, 2021	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	October 14, 2021
Marc Angell

//s/ Marc Angell	Director	October 14, 2021
Marc Angell

