Form 10-Q
period 2021-08-31
Marquie Group, Inc.
filed 2021-10-26
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

The Marquie Group, Inc.
(Exact name of registrant as specified in its Charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

7901 4th ST N, Suite 4000 St. Petersburg, FL 33702	33702
(Address of principal executive office)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 15, 2021, there were 8,266,668,363 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited)

ASSETS
	August 31,	May 31,
	2021	2021

CURRENT ASSETS

Cash and cash equivalents	$—	$—

Total Current Assets	—	—

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $18,021 and $17,339, respectively	3,627	4,309
Trademark costs	10,365	10,365

Total Other Assets	13,992	14,674

TOTAL ASSETS	$13,992	$14,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$3,389	$1,140
Accounts payable	25,094	25,094
Accrued interest payable on notes payable	438,441	427,023
Accrued consulting fees	857,967	832,967
Notes payable, net of debt discounts of $85,233
and $85,233, respectively	1,448,294	1,366,430
Notes payable to related parties	127,551	121,323
Derivative liability	2,006,815	2,006,815

Total Current Liabilities	4,907,551	4,780,792

TOTAL LIABILITIES	4,907,551	4,780,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 7,526,668,363 and 4,678,552,506 shares issued
and outstanding, respectively	752,668	467,855
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	7,708,091	6,519,804
Accumulated deficit	(13,362,778)	(11,762,237)

Total Stockholders' Deficit	(4,893,559)	(4,766,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,992	$14,674

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2021	2020

NET REVENUES	$—	$60

OPERATING EXPENSES

Salaries and Consulting fees	30,000	76,000
Professional fees	—	19,239
Other selling, general and administrative	4,161	7,989

Total Operating Expenses	34,161	103,228

LOSS FROM OPERATIONS	(34,161)	(103,168)

OTHER INCOME (EXPENSES)

Expense from derivative liability	—	(1,582,005)
Interest expense (including amortization of debt
discounts of $-0- and $14,745, respectively)	(142,888)	(156,782)
Loss on conversion of notes payable
and accrued interest	(1,423,492)	(535,563)

Total Other Income (Expenses)	(1,566,380)	(2,274,350)

LOSS BEFORE INCOME TAXES	(1,600,541)	(2,377,518)

INCOME TAX EXPENSE	—	—

NET LOSS	$(1,600,541)	$(2,377,518)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,185,005,205	1,280,634,443

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Three Months Ended August 31, 2021

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2021	200	$—	4,678,552,506	$467,855	$8,460	$6,519,804	$(11,762,237)	$(4,766,118)

Common stock issued for conversion
of debt	—	—	2,848,115,857	284,813	—	1,188,287	—	1,473,100

Net loss for the three months ended
August 31, 2021	—	—	—	—	—	—	(1,600,541)	(1,600,541)

Balance, August 31, 2021	200	$—	7,526,668,363	$752,668	$8,460	$7,708,091	$(13,362,778)	$(4,893,559)

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

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,600,541)	$(2,377,518)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	682	867
Expense from derivative liability	—	1,582,005
Amortization of debt discounts	—	14,745
Loss on conversion of notes payable and accrued interest	1,423,492	535,563
Default interest added to notes principal balance	102,401	—
Changes in operating assets and liabilities:
Accounts payable	—	3,546
Accrued interest payable on notes payable	40,489	30,399
Accrued consulting fees	25,000	62,497

Net Cash Used by Operating Activities	(8,477)	(147,896)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	—	(24)

Net Cash Used by Investing Activities	—	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	2,249	—
Proceeds from notes payable	—	589,820
Repayments of notes payable	—	(424,721)
Repayments of notes payable to related parties	(25,272)	—
Net proceeds from notes payable to related parties	31,500	2,000

Net Cash Provided by Financing Activities	8,477	167,099

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	19,179

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	4,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$23,921

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$—	$385,000
Conversion of debt and accrued interest into common stock	$49,608	$163,963
Accrued interest added to notes payable principal balance	$25,696	$33,038

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2021

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2021 are not necessarily indicative of results that may be expected for the year ending May 31, 2022.

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

August 31, 2021

(Unaudited)

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. Effective May 31, 2020, the Company agreed to waive collection of $15,950 of the remaining loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of $15,950 accrued consulting fees balance due him at May 31, 2020 (see Note 11). As of August 31, 2021, the balance due on this loan was $-0-.

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	August 31, 2021	May 31, 2021
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(18,021)	(17,339)
Music inventory – net	$3,627	$4,309

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2021, the Company purchased $-0- worth of music inventory. For the three months ended August 31, 2021 and 2020, depreciation of music inventory was $682 and $867, respectively.

NOTE 4 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31, 2021	May 31, 2021
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$163,817	$138,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	318,100	318,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	52,000	52,000
Total	$857,967	$832,967

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2021

(Unaudited)

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2021	Year Ended May 31, 2021
Balance, beginning of period	$832,967	$614,600
Compensation expense accrued pursuant to consulting agreements	30,000	300,000
Payments to consultants	(5,000)	(81,633)
Balance, end of period	$857,967	$832,967

See Note 9 (Commitments and Contingencies).

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2021	May 31, 2021
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default, 15% default interest rate from January 11, 2019 (AA)	23,167	23,167
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2021

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	—	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (FF)	—	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default (HH)	175,720	200,000
Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default (JJ)	33,730	56,055
Convertible note payable to an entity, interest at 10%, due on November 15, 2019, in default (KK)	—	20,000
Convertible note payable to an entity, interest at 10%, due on November 30, 2019, in default (LL)	—	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019, in default (MM)	—	3,000
Convertible note payable to an entity, interest at 10%, due on December 11, 2019, in default (NN)	—	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, in default, 24% default interest rate from March 10, 2020 (OO)	58,750	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020, in default, net of discount of $-0- and $-0-, respectively (PP)	—	12,500
Convertible note payable to an entity, interest at 12%, due on November 30, 2021 – net of discount of $85,233 and $85,233, respectively (SS)	84,767	84,767
Note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	50,000	50,000
Note payable to an entity, interest at 12%, due on April 15, 2022 (UU)	55,000	55,000
Note payable to an entity, interest at 10%, due 12 months from each “Tranche” based on the promissory note (VV)	214,689	55,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	170,000	170,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,448,294	1,366,430
Less: Current Portion	(1,448,294)	(1,366,430)
Long-Term Notes Payable	$—	$—

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

August 31, 2021

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

August 31, 2021

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

August 31, 2021

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

August 31, 2021

(Unaudited)

(UU) On April 15, 2021, the Company issued a $55,000 Convertible Promissory Note to a lender for net loan proceeds of $45,000. The note bears interest at a rate of 12% per annum, is due on April 15, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.0009, or (2) the par value of the Common Stock.

(VV) On June 4, 2021, the Company issued a $238,596 Convertible Promissory Note to a lender which paid off the principal and accrued interest for the notes described in (EE), (FF), (KK), (LL), (MM), (NN) and (PP) above. The note bears interest at a rate of 10% per annum, is due 12 months from the original “Tranche” date of each note. The note is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) $0.00004, or (2) 50% of the lowest 1 trading price of the common stock for the previous 15 day trading period.

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	August 31, 2021	May 31, 2021

Lender A	$23,167	$23,167
Lender B	284,470	284,470
Lender C	225,000	225,000
Lender D	214,689	110,500
14 other lenders	786,201	808,526

Total	1,533,527	1,451,663

Less debt discounts	(85,233)	(85,233)

Net	$1,448,294	$1,366,430

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2021	May 31, 2021
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	6,228	—
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	127,551	121,323
Less: Current Portion	(127,551)	(121,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2021

(Unaudited)

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at August 31, 2021 and May 31, 2020 consisted of:

	August 31, 2021		May 31, 2021
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$48,000	$40,000	$48,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	58,000	29,000	58,000
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	43,000	21,500	43,000
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	23,167	27,800	23,167	27,800
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	50,000	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	50,000	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	42,000	35,000	42,000
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	37,500	45,000	37,500	45,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	22,500	27,000	22,500	27,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	10,208	8,506	10,208
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	200,000	223,384	200,000	223,384
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	170,000	151,009	170,000	151,009
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	75,000	80,314	75,000	80,314
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	20,000	24,000	20,000	24,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	5,000	6,000	5,000	6,000
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	3,000	3,600	3,000	3,600
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	10,000	12,000	10,000	12,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	70,500	58,750	70,500
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	12,500	15,000	12,500	15,000
Convertible note payable issued October 23, 2019, due on April 23, 2020 (QQ)	—	—	—	—
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	170,000	1,020,000	170,000	1,020,000
Totals	$1,041,423	$2,006,815	$1,041,423	$2,006,815

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2021

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

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2021 and May 31, 2021 include (1) stock price of $0.0006 per share, (2) exercise prices ranging from $0.0001 to $0.0005 per share, (3) terms ranging from 0 days to 183 days, (4) expected volatility of 996% and (5) risk free interest rates ranging from 0.01% to 0.03%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2021	May 31, 2021

Lender A	$27,801	$27,801
Lender B	293,884	293,884
Lender C	1,171,009	1,171,009
Lender D	80,316	80,316
Lender E	82,600	82,600
6 other lenders	351,205	351,205

Total	$2,006,815	$2,006,815

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

August 31, 2021

(Unaudited)

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

During the three months ended August 31, 2021, the Company issued an aggregate of 2,848,115,857 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $49,606. We incurred a loss on the conversion of notes payable and accrued interest of $1,423,492, which represents the excess of the $1,473,098 fair value of the 2,848,115,857 shares at the dates of conversion over the $49,606 amount of debt satisfied.

At August 31, 2021, there are no stock options or warrants outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 4 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provides for monthly compensation of $10,000. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provided for monthly compensation of $15,000 and expired on May 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provided for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019.

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

August 31, 2021

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2021, the Company had negative working capital of $4,907,551 and an accumulated deficit of $13,362,778. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

From September 1, 2021 to October 15, 2021, the Company issued a total of 740,000,000 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $14,300. The $437,700 excess of the $452,000 fair value of the 740,000,000 shares at the dates of conversion over the $14,300 of debt satisfied will be charged to “Loss on conversion of notes payable and accrued interest” in the three months ended November 30, 2021.

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

BUSINESS OVERVIEW

The Marquie Group, Inc. (“TMGI), is a direct-to-consumer sales and marketing company with an exclusive pipeline of innovative health and beauty products. The Company markets these products through its wholly owned subsidiary Music of Your Life, a syndicated radio network heard nationwide on AM, FM and HD terrestrial radio stations, and simulcast over the internet. This is made possible by 30 and 60 second commercials airing every hour which are targeted toward the Music of Your Life listening audience. Broadcasting more than 40 years, Music of Your Life is the longest running music radio format in syndication.

Expenses which comprise the costs of goods sold will include licensing agreements and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated radio network, product development and product marketing costs. General and administrative expenses are comprised of administrative wages; office expenses; outside legal, accounting, and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2021 and 2020.

Revenues. The Company generated no net revenues during the three months ended August 31, 2021 compared to $60 during the three months ended August 31, 2020. Revenues were generated from spot sales on our syndicated radio network.

Cost of Sales. Our cost of sales were $-0- for the three months ended August 31, 2021 and 2020. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Accrued salaries and consulting fees were $30,000 and $76,000 for the three months ended August 31, 2021 and 2020, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $-0- and $19,239 for the three months ended August 31, 2021 and 2020, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We did not incur any professional fees during the quarter ended August 31, 2021. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $4,161 and $7,989 for the three months ended August 31, 2021 and 2020, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $1,566,380 for the three months ended August 31, 2021 compared to net other expenses of $2,274,350 for the three months ended August 31, 2020. During the three months ended August 31, 2020 the company recorded expense on the change in the fair value of the derivative liability in the amount of $1,582,005. During the three months ended August 31, 2021 and 2020, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $142,888 and $156,782, which included the amortization of debt discounts of $-0- and $14,745, respectively. During the three months ended August 31, 2021 and 2020, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $1,423,492 and $535,563, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2021, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2021 of $4,907,551 and $13,362,778, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2021 of $1,600,541. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2021 Form 10-K. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 14 notes payable aggregating $606,872 at August 31, 2021. See Note 5 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: October 26, 2021	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

