Form 10-Q/A
period 2021-08-31
Marquie Group, Inc.
filed 2021-10-29
CIK 1434601

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

SPECIAL NOTE REGARDING FINANCIAL STATEMENTS

The consolidated financial statements of the Company for the three months ended August 21, 2021 presented herein are unaudited and unreviewed by the Company’s auditor. When the review is complete, the Company will file an amended Form 10-Q.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited and Unreviewed by auditor)

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

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited and Unreviewed by auditor)

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
(Unaudited and Unreviewed by auditor)

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

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

August 31, 2021

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

(Unaudited and Unreviewed by auditor)

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

The Marquie Group, Inc.

Date: October 29, 2021	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

