Form 10-Q/A
period 2021-08-31
Marquie Group, Inc.
filed 2022-01-21
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2 to FORM 10-Q

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

EXPLANATORY NOTE

The Marquie Group, Inc. (the “Company”) is filing this Amendment No. 2 to amend in its entirety its quarterly report on Form 10-Q for the quarter ended August 31, 2021 originally filed with the U.S. Securities and Exchange Commission on October 26, 2021 (the “Original Filing”). As stated therein, the Original Filing financial statements were not reviewed by the Company’s independent registered public accounting firm.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited)

ASSETS
	August 31,	May 31,
	2021	2021

CURRENT ASSETS

Cash and cash equivalents

Total Current Assets	-	-

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $18,021 and $17,339, respectively	3,627	4,309
Trademark costs	10,365	10,365

Total Other Assets	13,992	14,674

TOTAL ASSETS	$13,992	$14,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$3,389	$1,140
Accounts payable	25,094	25,094
Accrued interest payable on notes payable	438,440	427,023
Accrued consulting fees	857,967	832,967
Notes payable, net of debt discounts of $223,455
and $85,233, respectively	1,310,072	1,366,430
Notes payable to related parties	127,551	121,323
Derivative liability	3,516,845	2,006,815

Total Current Liabilities	6,279,358	4,780,792

TOTAL LIABILITIES	6,279,358	4,780,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares
authorized, 7,626,668,363 and 4,678,552,506 shares issued
and outstanding, respectively	762,668	467,855
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	7,728,091	6,519,804
Accumulated deficit	(14,764,585)	(11,762,237)

Total Stockholders' Deficit	(6,265,366)	(4,766,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,992	$14,674

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2021	2020

NET REVENUES	$—	$60

OPERATING EXPENSES

Salaries and Consulting fees	30,000	76,000
Professional fees	—	19,239
Other selling, general and administrative	4,161	7,989

Total Operating Expenses	34,161	103,228

LOSS FROM OPERATIONS	(34,161)	(103,168)

OTHER INCOME (EXPENSES)

Expense from derivative liability	(1,271,434)	(1,582,005)
Interest expense (including amortization of debt
discounts of $100,374 and $14,745, respectively)	(243,261)	(156,782)
Loss on conversion of notes payable
and accrued interest	(1,453,492)	(535,563)

Total Other Income (Expenses)	(2,968,187)	(2,274,350)

LOSS BEFORE INCOME TAXES	(3,002,348)	(2,377,518)

INCOME TAX EXPENSE	—	—

NET LOSS	$(3,002,348)	$(2,377,518)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,257,740,748	1,280,634,443

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Three Months Ended August 31, 2021

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2021	200	$—	4,678,552,506	$467,855	$8,460	$6,519,804	$(11,762,237)	$(4,766,118)

Common stock issued for conversion
of debt	—	—	2,948,115,857	294,813	—	1,208,287	—	1,503,100

Net loss for the three months ended
August 31, 2021	—	—	—	—	—	—	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	$—	7,626,668,363	$762,668	$8,460	$7,728,091	$(14,764,585)	$(6,265,366)

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

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,002,348)	$(2,377,518)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	682	867
Expense from derivative liability	1,271,434	1,582,005
Amortization of debt discounts	100,374	14,745
Loss on conversion of notes payable and accrued interest	1,453,492	535,563
Default interest added to notes principal balance	102,400	—
Changes in operating assets and liabilities:
Accounts payable	—	3,546
Accrued interest payable on notes payable	40,489	30,399
Accrued consulting fees	25,000	62,497

Net Cash Used by Operating Activities	(8,477)	(147,896)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	—	(24)

Net Cash Used by Investing Activities	—	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	2,249	—
Proceeds from notes payable	—	589,820
Repayments of notes payable	—	(424,721)
Repayments of notes payable to related parties	(25,272)	—
Net proceeds from notes payable to related parties	31,500	2,000

Net Cash Provided by Financing Activities	8,477	167,099

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	19,179

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	4,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$23,921

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$238,596	$385,000
Conversion of debt and accrued interest into common stock	$49,608	$163,963
Accrued interest added to notes payable principal balance	$25,696	$33,038

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

NOTE 4 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31, 2021	May 31, 2021
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$163,817	$138,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	318,100	318,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	52,000	52,000
Total	$857,967	$832,967

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2021	Year Ended May 31, 2021
Balance, beginning of period	$832,967	$614,600
Compensation expense accrued pursuant to consulting agreements	30,000	300,000
Payments to consultants	(5,000)	(81,633)
Balance, end of period	$857,967	$832,967

See Note 9 (Commitments and Contingencies).

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2021	May 31, 2021
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000

Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,600	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default, 15% default interest rate from January 11, 2019 (AA)	23,167	23,167
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019 (EE)	—	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 (FF)	—	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default (HH)	175,720	200,000
Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default (JJ)	33,730	56,055
Convertible note payable to an entity, interest at 10%, due on November 15, 2019 (KK)	—	20,000

Convertible note payable to an entity, interest at 10%, due on November 30, 2019 (LL)	—	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019 (MM)	—	3,000
Convertible note payable to an entity, interest at 10%, due on December 11, 2019 (NN)	—	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, in default, 24% default interest rate from March 10, 2020 (OO)	58,750	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 (PP)	—	12,500
Convertible note payable to an entity, interest at 12%, due on November 30, 2021 – net of discount of $42,384 and $85,233, respectively (SS)	127,616	84,767
Note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	50,000	50,000
Note payable to an entity, interest at 12%, due on April 15, 2022 (UU)	55,000	55,000
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, net of discount of $181,071 and $-0-, respectively (VV)	33,618	55,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,310,072	1,366,430
Less: Current Portion	(1,310,072)	(1,366,430)
Long-Term Notes Payable	$—	$—

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

(VV) On June 4, 2021, the Company issued a $238,596 Convertible Promissory Note to a lender which paid off the principal and accrued interest for the notes described in (EE), (FF), (KK), (LL), (MM), (NN) and (PP) above. The note bears interest at a rate of 10% per annum, is due on June 4, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) $0.00004, or (2) 50% of the lowest trading price of the common stock for the previous 15 day trading period. See Note 7 (Derivative Liability).

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	August 31, 2021	May 31, 2021

Lender A	$23,167	$23,167
Lender B	284,470	284,470
Lender C	225,000	225,000
Lender D	214,689	110,500
14 other lenders	786,201	808,526

Total	1,533,527	1,451,663

Less debt discounts	(223,455)	(85,233)

Net	$1,310,072	$1,366,430

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2021	May 31, 2021
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	6,228	—
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	127,551	121,323
Less: Current Portion	(127,551)	(121,323)
Long-Term Notes Payable	$—	$—

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at August 31, 2021 and May 31, 2020 consisted of:

	August 31, 2021		May 31, 2021
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$80,000	$40,000	$48,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	72,500	29,000	58,000
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	53,750	21,500	43,000
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	23,167	46,334	23,167	27,800
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	55,555	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	55,555	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	70,000	35,000	42,000
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	—	—	37,500	45,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	—	—	22,500	27,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,505	17,011	8,506	10,208
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	175,720	351,440	200,000	223,384
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	—	—	170,000	151,009
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	33,730	67,462	75,000	80,314
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	—	—	20,000	24,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	—	—	5,000	6,000
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	—	—	3,000	3,600
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	—	—	10,000	12,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	117,500	58,750	70,500
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	—	—	12,500	15,000
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	127,616	382,848	170,000	1,020,000
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	214,689	2,146,890	170,000	1,020,000
Totals	$867,677	$3,516,845	$1,041,423	$2,006,815

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

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2021 include (1) stock price of $0.0004 per share, (2) exercise prices ranging from $0.00004 to $0.00018 per share, (3) terms ranging from 0 days to 277 days, (4) expected volatility of 404% and (5) risk free interest rates ranging from 0.03% to 0.07%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2021 include (1) stock price of $0.0006 per share, (2) exercise prices ranging from $0.0001 to $0.0005 per share, (3) terms ranging from 0 days to 183 days, (4) expected volatility of 996% and (5) risk free interest rates ranging from 0.01% to 0.03%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2021	May 31, 2021

Lender A	$46,334	$27,801
Lender B	468,939	293,884
Lender C	382,848	1,171,009
Lender D	2,146,890	82,600
7 other lenders	471,834	431,521

Total	$3,516,845	$2,006,815

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

On April 22, 2021, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000,000 to 50,000,000,000 shares.

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

During the three months ended August 31, 2021, the Company issued an aggregate of 2,948,115,857 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $49,608. We incurred a loss on the conversion of notes payable and accrued interest of $1,453,492, which represents the excess of the $1,503,100 fair value of the 2,948,115,857 shares at the dates of conversion over the $49,608 amount of debt satisfied.

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2021, the Company had negative working capital of $6,279,358 and an accumulated deficit of $14,764,585. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Other Income (Expenses). The Company had net other expenses of $2,968,187 for the three months ended August 31, 2021 compared to net other expenses of $2,274,350 for the three months ended August 31, 2020. During the three months ended August 31, 2021 and 2020, the company recorded expense on the change in the fair value of the derivative liability in the amount of $1,271,434 and $1,582,005, respectively. During the three months ended August 31, 2021 and 2020, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $243,261 and $156,782, which included the amortization of debt discounts of $100,374 and $14,745, respectively. During the three months ended August 31, 2021 and 2020, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $1,453,492 and $535,563, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2021, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2021 of $6,279,358 and $14,764,585, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2021 of $3,002,348. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

With respect to the transactions in Note 8 to the financial statements, each of the recipients of securities of the Company was an accredited investor or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made, and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

The Marquie Group, Inc.

Date: January 21, 2022	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

