Form 10-Q
period 2021-11-30
Marquie Group, Inc.
filed 2022-01-24
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of December 14, 2022, there were 10,278,095,326 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited and Unreviewed by Auditor)

ASSETS
	November 30,	May 31,
	2021	2021

CURRENT ASSETS

Cash and cash equivalents	-	-

Total Current Assets	-	-

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $18,703 and $17,339, respectively	2,945	4,309
Trademark costs	10,365	10,365

Total Other Assets	13,310	14,674

TOTAL ASSETS	$13,310	$14,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$743	$1,140
Accounts payable	33,447	25,094
Accrued interest payable on notes payable	475,796	427,023
Accrued consulting fees	887,967	832,967
Notes payable, net of debt discounts of $223,455
and $85,233, respectively	1,325,770	1,366,430
Notes payable to related parties	127,551	121,323
Derivative liability	3,516,845	2,006,815

Total Current Liabilities	6,368,119	4,780,792

TOTAL LIABILITIES	6,368,119	4,780,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares
authorized, 10,278,095,326 and 4,678,552,506 shares issued
and outstanding, respectively	1,027,811	467,855
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	7,500,836	6,519,804
Accumulated deficit	(14,891,916)	(11,762,237)

Total Stockholders' Deficit	(6,354,809)	(4,766,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,310	$14,674

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited and Unreviewed by Auditor)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020

NET REVENUES	$—	$—	$—	$60

OPERATING EXPENSES

Salaries and Consulting fees	30,000	75,000	60,000	151,000
Professional fees	40,885	25,509	40,885	44,748
Other selling, general and administrative	4,905	16,025	9,066	24,014

Total Operating Expenses	75,790	116,534	109,951	219,762

LOSS FROM OPERATIONS	(75,790)	(116,534)	(109,951)	(219,702)

OTHER INCOME (EXPENSES)

Expense from derivative liability	—	(352,801)	(1,271,434)	(1,934,806)
Interest expense (including amortization of debt discounts
of $-0-, $107,760, $100,374 and $122,505, respectively)	(51,541)	(150,325)	(294,802)	(307,107)
Loss on conversion of notes payable
and accrued interest	—	(9,956)	(1,453,492)	(545,519)

Total Other Income (Expenses)	(51,541)	(513,082)	(3,019,728)	(2,787,432)

LOSS BEFORE INCOME TAXES	(127,331)	(629,616)	(3,129,679)	(3,007,134)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(127,331)	$(629,616)	$(3,129,679)	$(3,007,134)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,533,030,347	1,468,733,286	7,363,531,368	2,112,549,509

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited and Unreviewed by Auditor)

	Six Months Ended November 30, 2021

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2021	200	$—	4,678,552,506	$467,855	$8,460	$6,519,804	$(11,762,237)	$(4,766,118)

Common stock issued for conversion
of debt	—	—	2,948,115,857	294,813	—	1,208,287	—	1,503,100

Net loss for the three months ended
August 31, 2021	—	—	—	—	—	—	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	$—	7,626,668,363	$762,668	$8,460	$7,728,091	$(14,764,585)	$(6,265,366)

Common stock issued for conversion
of debt	—	—	2,651,426,963	265,144	—	(227,255)	—	37,889

Net loss for the three months ended
November 30, 2021	—	—	—	—	—	—	(127,331)	(127,331)

Balance, November 30, 2021	200	$—	10,278,095,326	$1,027,811	$8,460	$7,500,836	$(14,891,916)	$(6,354,809)

	Six Months Ended November 30, 2020

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2020	200	$—	373,710,385	$37,371	$8,460	$4,670,196	$(8,893,053)	$(4,177,026)

Common stock issued for conversion
of debt	—	—	2,476,735,213	247,673	—	451,854	—	699,527

Net loss for the three months ended
August 31, 2020	—	—	—	—	—	—	(2,377,518)	(2,377,518)

Balance, August 31, 2020	200	—	2,850,445,598	285,044	8,460	5,122,050	(11,270,571)	(5,855,017)

Common stock issued for conversion
of debt	—	—	142,237,000	14,224	—	—	—	14,224

Net loss for the three months ended
November 30, 2020	—	—	—	—	—	—	(629,616)	(629,616)

Balance, November 30, 2020	200	$—	2,992,682,598	$299,268	$8,460	$5,122,050	$(11,900,187)	$(6,470,409)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed by Auditor)

	For the Six Months Ended
	November 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,129,679)	$(3,007,134)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	1,364	1,734
Expense from derivative liability	1,271,434	1,934,806
Amortization of debt discounts	100,374	122,505
Loss on conversion of notes payable and accrued interest	1,453,492	545,519
Default interest added to notes principal balance	102,400	—
Changes in operating assets and liabilities:
Accounts payable	8,353	26,054
Accrued interest payable on notes payable	86,931	72,965
Accrued consulting fees	55,000	130,947

Net Cash Used by Operating Activities	(50,331)	(172,604)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	—	(24)

Net Cash Used by Investing Activities	—	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(397)	—
Proceeds from notes payable	45,000	589,820
Repayments of notes payable	(500)	(424,721)
Repayments of notes payable to related parties	(25,272)	—
Net proceeds from notes payable to related parties	31,500	2,800

Net Cash Provided by Financing Activities	50,331	167,899

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(4,729)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	4,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$13

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$—	$385,000
Conversion of debt and accrued interest into common stock	$87,496	$168,231

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited and Unreviewed by Auditor)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended November 30, 2021 are not necessarily indicative of results that may be expected for the year ending May 31, 2022.

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

November 30, 2021

(Unaudited and Unreviewed by Auditor)

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. Effective May 31, 2020, the Company agreed to waive collection of $15,950 of the remaining loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of $15,950 accrued consulting fees balance due him at May 31, 2020 (see Note 11). As of November 30, 2021, the balance due on this loan was $-0-.

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	November 30, 2021	May 31, 2021
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(18,703)	(17,339)
Music inventory – net	$2,945	$4,309

The Company purchases digital music to broadcast over the radio and internet. During the six months ended November 30, 2021, the Company purchased $-0- worth of music inventory. For the six months ended November 30, 2021 and 2020, depreciation of music inventory was $1,364 and $1,734, respectively.

NOTE 4 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	November 30, 2021	May 31, 2021
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$193,817	$138,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	318,100	318,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	52,000	52,000
Total	$887,967	$832,967

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited and Unreviewed by Auditor)

The accrued consulting fees balance changed as follows:

	Six Months Ended November 30, 2021	Year Ended May 31, 2021
Balance, beginning of period	$832,967	$614,600
Compensation expense accrued pursuant to consulting agreements	60,000	300,000
Payments to consultants	(5,000)	(81,633)
Balance, end of period	$887,967	$832,967

See Note 9 (Commitments and Contingencies).

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2021	May 31, 2021
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000

Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default, 15% default interest rate from January 11, 2019 (AA)	23,167	23,167
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019 (EE)	—	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 (FF)	—	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default (HH)	175,720	200,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited and Unreviewed by Auditor)

Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default (JJ)	12,316	56,055
Convertible note payable to an entity, interest at 10%, due on November 15, 2019 (KK)	—	20,000
Convertible note payable to an entity, interest at 10%, due on November 30, 2019 (LL)	—	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019 (MM)	—	3,000
Convertible note payable to an entity, interest at 10%, due on December 11, 2019 (NN)	—	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, in default, 24% default interest rate from March 10, 2020 (OO)	58,750	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 (PP)	—	12,500
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $42,384 and $85,233, respectively (SS)	127,616	84,767
Note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	50,000	50,000
Note payable to an entity, interest at 12%, due on April 15, 2022 (UU)	47,612	55,000
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, net of discount of $181,071 and $-0-, respectively (VV)	33,618	55,000
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, respectively (WW)	14,000	—
Convertible note payable to an entity, interest at 12%, due on September 3, 2022, respectively (XX)	31,000	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,325,770	1,366,430
Less: Current Portion	(1,325,770)	(1,366,430)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited and Unreviewed by Auditor)

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

November 30, 2021

(Unaudited and Unreviewed by Auditor)

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

November 30, 2021

(Unaudited and Unreviewed by Auditor)

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited and Unreviewed by Auditor)

(WW) On August 27, 2021, the Company issued a $14,000 Convertible Promissory Note to a lender for net loan proceeds of $10,000. The note bears interest at a rate of 8% per annum, is due on August 27, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 65% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date.

(XX) On September 3, 2021, the Company issued a $31,000 Convertible Promissory Note to a lender for net loan proceeds of $24,400. The note bears interest at a rate of 12% per annum, is due on September 3, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.0003, or (2) the par value of the Common Stock.

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	November 30, 2021	May 31, 2021

Lender A	$23,167	$23,167
Lender B	284,470	284,470
Lender C	225,000	225,000
Lender D	214,689	110,500
14 other lenders	801,899	808,526

Total	1,549,225	1,451,663

Less debt discounts	(223,455)	(85,233)

Net	$1,325,770	$1,366,430

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	November 30, 2021	May 31, 2021
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	6,228	—
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	127,551	121,323
Less: Current Portion	(127,551)	(121,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited and Unreviewed by Auditor)

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at November 30, 2021 and May 31, 2020 consisted of:

	November 30, 2021		May 31, 2021
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$80,000	$40,000	$48,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	72,500	29,000	58,000
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	53,750	21,500	43,000
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	23,167	46,334	23,167	27,800
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	55,555	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	55,555	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	70,000	35,000	42,000
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	—	—	37,500	45,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	—	—	22,500	27,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,505	17,011	8,506	10,208
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	175,720	351,440	200,000	223,384
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	—	—	170,000	151,009
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	33,730	67,462	75,000	80,314
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	—	—	20,000	24,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	—	—	5,000	6,000
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	—	—	3,000	3,600
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	—	—	10,000	12,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	117,500	58,750	70,500
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	—	—	12,500	15,000
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	127,616	382,848	170,000	1,020,000
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	214,689	2,146,890	170,000	1,020,000
Totals	$867,677	$3,516,845	$1,041,423	$2,006,815

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2021 include (1) stock price of $0.0004 per share, (2) exercise prices ranging from $0.00004 to $0.00018 per share, (3) terms ranging from 0 days to 277 days, (4) expected volatility of 404% and (5) risk free interest rates ranging from 0.03% to 0.07%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2021 include (1) stock price of $0.0006 per share, (2) exercise prices ranging from $0.0001 to $0.0005 per share, (3) terms ranging from 0 days to 183 days, (4) expected volatility of 996% and (5) risk free interest rates ranging from 0.01% to 0.03%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	November 30, 2021	May 31, 2021

Lender A	$46,334	$27,801
Lender B	468,939	293,884
Lender C	382,848	1,171,009
Lender D	2,146,890	82,600
7 other lenders	471,834	431,521

Total	$3,516,845	$2,006,815

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

November 30, 2021

(Unaudited and Unreviewed by Auditor)

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

During the six months ended November 30, 2021, the Company issued an aggregate of 5,559,542,820 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $49,608. We incurred a loss on the conversion of notes payable and accrued interest of $1,453,492, which represents the excess of the $1,503,100 fair value of the 5,559,542,820 shares at the dates of conversion over the $49,608 amount of debt satisfied.

At November 30, 2021, there are no stock options or warrants outstanding.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited and Unreviewed by Auditor)

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2021, the Company had negative working capital of $6,368,119 and an accumulated deficit of $14,891,916. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2021 and 2020.

Revenues. The Company generated no net revenues during the three months ended November 30, 2021 and 2020. The Company generated no net revenues during the six months ended November 30, 2021 compared to $60 during the six months ended August 31, 2020. Revenues were generated from spot sales on our syndicated radio network.

Cost of Sales. Our cost of sales were $-0- for the three and six months ended November 30, 2021 and 2020. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Accrued salaries and consulting fees were $30,000 and $75,000 for the three months ended November 30, 2021 and 2020, respectively. Accrued salaries and consulting fees were $60,000 and $151,000 for the six months ended November 30, 2021 and 2020, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $40,885 and $25,509 for the three months ended November 30, 2021 and 2020, respectively. Professional fees were $40,885 and $44,748 for the six months ended November 30, 2021 and 2020, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $4,905 and $16,025 for the three months ended November 30, 2021 and 2020, respectively. Other selling, general and administrative expenses were $9,066 and $24,014 for the six months ended November 30, 2021 and 2020, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $51,541 for the three months ended November 30, 2021 compared to net other expenses of $513,082 for the three months ended November 30, 2020. The Company had net other expenses of $3,019,728 for the six months ended November 30, 2021 compared to net other expenses of $2,787,432 for the six months ended November 30, 2020. During the six months ended November 30, 2021 and 2020, the company recorded expense on the change in the fair value of the derivative liability in the amount of $1,271,434 and $1,934,806, respectively. During the six months ended November 30, 2021 and 2020, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $294,802 and $307,107, which included the amortization of debt discounts of $100,374 and $122,505, respectively. During the six months ended November 30, 2021 and 2020, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $1,453,492 and $545,519, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2021, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2021 of $6,368,119 and $14,891,916, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2021 of $3,129,679. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 14 notes payable aggregating $606,872 at November 30, 2021. See Note 5 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: January 24, 2022	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

