Form 10-K/A
period 2021-05-31
Marquie Group, Inc.
filed 2022-04-11
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

EXPLANATORY NOTE

The Marquie Group, Inc. (the “Company”) is filing this Amendment No. 2 to Form 10-K to amend in its entirety its annual report on Form 10-K for the fiscal year ended May 31, 2021 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 27, 2021 (the “Original Filing”). As stated therein, the Original Filing financial statements were not audited by the Company’s independent registered public accounting firm.

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

October 14, 2021

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

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2021

NOTE 1 -ORGANIZATION

The Marquie Group, Inc. (the “Company’), formerly Music of Your Life, Inc., was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., and operated a nationwide syndicated radio network. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. The Company was the surviving corporation. iRadio was an entity related to the Company by common ownership.

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

As of May 31, 2021, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. This member handles all accounting duties including the recording of transactions, paying bills and reconciling the bank account. Although we have minimized this risk by having an external accountant review all transactions and make the appropriate adjustments, we will consider this a material weakness. Our board of directors has only one member. We do not have a formal audit committee.

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

The Marquie Group, Inc.

/s/ Marc Angell
Dated: April 11, 2022	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	April 11, 2022
Marc Angell

//s/ Marc Angell	Director	April 11, 2022
Marc Angell

