Form 10-Q
period 2022-02-28
Marquie Group, Inc.
filed 2022-04-19
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 28, 2022, there were 14,008,330,996 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited and Unreviewed by Auditor)

ASSETS
	February 28,	May 31,
	2022	2021

CURRENT ASSETS

Cash and cash equivalents	$21,902	$—

Total Current Assets	21,902	—

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $19,092 and $17,339, respectively	2,556	4,309
Trademark costs	10,365	10,365

Total Other Assets	12,921	14,674

TOTAL ASSETS	$34,823	$14,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$1,140
Accounts payable	35,048	25,094
Accrued interest payable on notes payable	334,853	427,023
Accrued consulting fees	909,917	832,967
Notes payable, net of debt discounts of $155,468
and $85,233, respectively	1,293,621	1,366,430
Notes payable to related parties	125,551	121,323
Derivative liability	733,853	2,006,815

Total Current Liabilities	3,432,843	4,780,792

TOTAL LIABILITIES	3,432,843	4,780,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares
authorized, 14,008,330,996 and 4,678,552,506 shares issued
and outstanding, respectively	1,400,835	467,855
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	8,314,653	6,519,804
Accumulated deficit	(13,121,968)	(11,762,237)

Total Stockholders' Deficit	(3,398,020)	(4,766,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,823	$14,674

The  accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited and Unreviewed by Auditor)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021

NET REVENUES	$—	$—	$—	$60

OPERATING EXPENSES

Salaries and Consulting fees	30,000	78,000	90,000	229,000
Professional fees	27,763	22,614	68,648	67,362
Other selling, general and administrative	14,458	33,004	23,524	57,018

Total Operating Expenses	72,221	133,618	182,172	353,380

LOSS FROM OPERATIONS	(72,221)	(133,618)	(182,172)	(353,320)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	260,032	—	260,032	—
Gain (Expense) from derivative liability	—	(2,463,284)	1,556,558	(4,398,090)
Interest expense (including amortization of debt discounts of
$-0-, $136,849, $213,361 and $259,354, respectively)	(56,226)	(315,927)	(464,750)	(623,034)
Loss on conversion of notes payable
and accrued interest	—	—	(2,529,399)	(545,519)

Total Other Income (Expenses)	203,806	(2,779,211)	(1,177,559)	(5,566,643)

INCOME (LOSS) BEFORE INCOME TAXES	131,585	(2,912,829)	(1,359,731)	(5,919,963)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$131,585	$(2,912,829)	$(1,359,731)	$(5,919,963)

BASIC AND DILUTED:
Net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	13,123,087,356	2,992,682,598	9,318,259,277	2,402,703,275

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited and Unreviewed by Auditor)

	Nine Months Ended February 28, 2022

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2021	200	$—	4,678,552,506	$467,855	$8,460	$6,519,804	$(11,762,237)	$(4,766,118)

Common stock issued for conversion
of debt	—	—	2,948,115,857	294,813	—	1,208,287	—	1,503,100

Net loss for the three months ended
August 31, 2021	—	—	—	—	—	—	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	$—	7,626,668,363	$762,668	$8,460	$7,728,091	$(14,764,585)	$(6,265,366)

Common stock issued for conversion
of debt	—	—	3,125,736,963	312,575	—	809,221	—	1,121,796

Net income for the three months ended
November 30, 2021	—	—	—	—	—	—	1,511,032	1,511,032

Balance, November 30, 2021	200	—	10,752,405,326	1,075,242	8,460	8,537,312	(13,253,553)	(3,632,539)

Common stock issued for conversion
of debt	—	—	3,255,925,670	325,593	—	(222,659)	—	102,934

Net income for the three months ended
February 28, 2022	—	—	—	—	—	—	131,585	131,585

Balance, February 28, 2022	200	$—	14,008,330,996	$1,400,835	$8,460	$8,314,653	$(13,121,968)	$(3,398,020)

	Nine Months Ended February 28, 2021

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2020	200	$—	373,710,385	$37,371	$8,460	$4,670,196	$(8,893,053)	$(4,177,026)

Common stock issued for conversion
of debt	—	—	2,476,735,213	247,673	—	451,854	—	699,527

Net loss for the three months ended
August 31, 2020	—	—	—	—	—	—	(2,377,518)	(2,377,518)

Balance, August 31, 2020	200	—	2,850,445,598	285,044	8,460	5,122,050	(11,270,571)	(5,855,017)

Common stock issued for conversion
of debt	—	—	142,237,000	14,224	—	—	—	14,224

Net loss for the three months ended
November 30, 2020	—	—	—	—	—	—	(629,616)	(629,616)

Balance, November 30, 2020	200	—	2,992,682,598	299,268	8,460	5,122,050	(11,900,187)	(6,470,409)

Net loss for the three months ended
February 28, 2021	—	—	—	—	—	—	(2,912,829)	(2,912,829)

Balance, February 28, 2021	200	$—	2,992,682,598	$299,268	$8,460	$5,122,050	$(14,813,016)	$(9,383,238)

The  accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed by Auditor)

	For the Nine Months Ended
	February 28,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,359,731)	$(5,919,963)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	1,753	2,608
Gain on settlement of debt	(260,032)	—
Expense (income) from derivative liability	(1,556,558)	4,398,090
Amortization of debt discounts	213,361	259,354
Loss on conversion of notes payable and accrued interest	2,529,399	545,519
Default interest added to notes principal balance	103,190	—
Changes in operating assets and liabilities:
Accounts payable	9,954	15,324
Accrued interest payable on notes payable	112,778	119,543
Accrued consulting fees	76,950	186,367

Net Cash Used by Operating Activities	(128,936)	(393,158)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	—	(162)

Net Cash Used by Investing Activities	—	(162)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(1,140)	679
Proceeds from notes payable	348,250	809,820
Repayments of notes payable	(200,500)	(424,721)
Repayments of notes payable to related parties	(27,272)	—
Net proceeds from notes payable to related parties	31,500	2,800

Net Cash Provided by Financing Activities	150,838	388,578

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,902	(4,742)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	4,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,902	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$45,000	$555,000
Conversion of debt and accrued interest into common stock	$95,496	$168,231

The  accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended February 28, 2022 are not necessarily indicative of results that may be expected for the year ending May 31, 2022.

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

NOTE 2 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. Effective May 31, 2020, the Company agreed to waive collection of $15,950 of the remaining loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of $15,950 accrued consulting fees balance due him at May 31, 2020 (see Note 11). As of February 28, 2022, the balance due on this loan was $-0-.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 3 - MUSIC INVENTORY

Music inventory consisted of the following:

	February 28, 2022	May 31, 2021
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(19,092)	(17,339)
Music inventory – net	$2,556	$4,309

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 28, 2022, the Company purchased $-0- worth of music inventory. For the nine months ended February 28, 2022 and 2021, depreciation of music inventory was $1,753 and $2,608, respectively.

NOTE 4 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	February 28, 2022	May 31, 2021
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$223,817	$138,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	318,100	318,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	43,950	52,000
Total	$909,917	$832,967

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited and Unreviewed by Auditor)

The accrued consulting fees balance changed as follows:

	Nine Months Ended February 28, 2022	Year Ended May 31, 2021
Balance, beginning of period	$832,967	$614,600
Compensation expense accrued pursuant to consulting agreements	90,000	300,000
Payments to consultants	(13,050)	(81,633)
Balance, end of period	$909,917	$832,967

See Note 9 (Commitments and Contingencies).

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2022	May 31, 2021
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited and Unreviewed by Auditor)

Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, 15% default interest rate from January 11, 2019 (AA)	—	23,167
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019 (EE)	—	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 (FF)	—	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 10%, due on September 19, 2019 (HH)	—	200,000
Convertible note payable to an entity, interest at 10%, due on November 13, 2019 (JJ)	—	56,055
Convertible note payable to an entity, interest at 10%, due on November 15, 2019 (KK)	—	20,000
Convertible note payable to an entity, interest at 10%, due on November 30, 2019 (LL)	—	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019 (MM)	—	3,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited and Unreviewed by Auditor)

Convertible note payable to an entity, interest at 10%, due on December 11, 2019 (NN)	—	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, 24% default interest rate from March 10, 2020 (OO)	—	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 (PP)	—	12,500
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $42,384 and $85,233, respectively (SS)	170,000	84,767
Note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	—	50,000
Note payable to an entity, interest at 12%, due on April 15, 2022 (UU)	8,656	55,000
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, net of discount of $121,586 and $-0-, respectively (VV)	48,627	55,000
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, net of discount of $10,356 and $-0-, respectively (WW)	3,644	—
Convertible note payable to an entity, interest at 12%, due on September 3, 2022, net of discount of $23,526 and $-0-, respectively (XX)	7,474	—
Convertible note payable to an entity, interest at 12%, due on December 21, 2022 (YY)	58,250	—
Convertible note payable to an entity, interest at 12%, due on February 8, 2023 (ZZ)	245,000	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,475	103,476
Total Notes Payable	1,293,621	1,366,430
Less: Current Portion	(1,293,621)	(1,366,430)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

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

February 28, 2022

(Unaudited and Unreviewed by Auditor)

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

February 28, 2022

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

February 28, 2022

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

(YY) On December 21, 2021, the Company issued a $58,250 Convertible Promissory Note to a lender for net loan proceeds of $49,925. The note bears interest at a rate of 12% per annum, is due on December 21, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.0001, or (2) the par value of the Common Stock.

(ZZ) On February 8, 2022, the Company issued a $245,000 Convertible Promissory Note to a lender for net loan proceeds of $218,000. The note bears interest at a rate of 12% per annum, is due on February 8, 2023, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.0001, or (2) the par value of the Common Stock.

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	February 28, 2022	May 31, 2021

Lender A	$23,167	$23,167
Lender B	284,470	284,470
Lender C	225,086	225,000
Lender D	93,104	110,500
14 other lenders	916,133	808,526

Total	1,541,960	1,451,663

Less debt discounts	(155,468)	(85,233)

Net	$1,386,492	$1,366,430

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 28, 2022	May 31, 2021
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	4,228	—
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	125,551	121,323
Less: Current Portion	(125,551)	(121,323)
Long-Term Notes Payable	$—	$—

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at February 28, 2022 and May 31, 2020 consisted of:

	February 28, 2022		May 31, 2021
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$40,000	$48,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	58,000
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	43,000
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	23,167	23,167	23,167	27,800
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	33,333	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	33,333	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	42,000
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	—	—	37,500	45,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited and Unreviewed by Auditor)

Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	—	—	22,500	27,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,505	8,505	8,506	10,208
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	175,720	175,720	200,000	223,384
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	—	—	170,000	151,009
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	33,730	12,317	75,000	80,314
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	—	—	20,000	24,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	—	—	5,000	6,000
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	—	—	3,000	3,600
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	—	—	10,000	12,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	58,750	58,750	58,750	70,500
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	—	—	12,500	15,000
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	127,616	—	170,000	1,020,000
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	214,689	209,483	170,000	1,020,000
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	19,815	—	—
Convertible note payable issued September 3, 2021, due on September 3, 2022 (XX)	31,000	8,680	—	—
Totals	$867,677	$733,853	$1,041,423	$2,006,815

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited and Unreviewed by Auditor)

Assumptions used for the calculations of the derivative liability of the notes at February 28, 2022 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.0003 per share, (3) terms ranging from 0 days to 277 days, (4) expected volatility of 380% and (5) risk free interest rates ranging from 0.10% to 0.11%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2021 include (1) stock price of $0.0006 per share, (2) exercise prices ranging from $0.0001 to $0.0005 per share, (3) terms ranging from 0 days to 183 days, (4) expected volatility of 996% and (5) risk free interest rates ranging from 0.01% to 0.03%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	February 28, 2022	May 31, 2021

Lender A	$23,167	$27,801
Lender B	234,470	293,884
Lender C	8,680	1,171,009
Lender D	12,316	82,600
Lender E	209,483	—
7 other lenders	245,737	431,521

Total	$733,853	$2,006,815

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

February 28, 2022

(Unaudited and Unreviewed by Auditor)

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

During the nine months ended February 28, 2022, the Company issued an aggregate of 9,329,778,490 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $95,496. We incurred a loss on the conversion of notes payable and accrued interest of $2,529,399, which represents the excess of the $2,624,895 fair value of the 6,073,852,820 shares at the dates of conversion over the $95,496 amount of debt satisfied.

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

February 28, 2022

(Unaudited and Unreviewed by Auditor)

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2022, the Company had negative working capital of $3,410,941 and an accumulated deficit of $13,121,968. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events requiring disclosure.

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

BUSINESS OVERVIEW

The Marquie Group, Inc. (“TMGI”), is a direct-to-consumer sales and marketing company which has entered into an exclusive marketing agreement with an innovative skin care company, Simply Whim, LLC for their WHIM® product line. The WHIM® products are designed as solutions to modern day skin nutrition and beauty challenges by using a safe, proprietary blend of amino acids, antioxidants, and other nature-derived ingredients.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 28, 2022 and 2021.

Revenues. The Company generated no net revenues during the three months ended February 28, 2022 and 2021. The Company generated no net revenues during the nine months ended February 28, 2022 compared to $60 during the nine months ended February 28, 2021. Revenues were generated from spot sales on our syndicated radio network.

Cost of Sales. Our cost of sales were $-0- for the three and nine months ended February 28, 2022 and 2021. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Accrued salaries and consulting fees were $30,000 and $78,000 for the three months ended February 28, 2022 and 2021, respectively. Accrued salaries and consulting fees were $90,000 and $229,000 for the nine months ended February 28, 2022 and 2021, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $27,763 and $22,614 for the three months ended February 28, 2022 and 2021, respectively. Professional fees were $68,648 and $67,362 for the nine months ended February 28, 2022 and 2021, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $14,458 and $33,004 for the three months ended February 28, 2022 and 2021, respectively. Other selling, general and administrative expenses were $23,524 and $57,018 for the nine months ended February 28, 2022 and 2021, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $1,177,559 for the nine months ended February 28, 2022 compared to net other expenses of $5,566,643 for the nine months ended February 28, 2021. During the nine months ended February 28, 2022, the company recorded income on the change in the fair value of the derivative liability in the amount of $1,556,558. During the nine months ended February 28, 2021, the company recorded expense on the change in the fair value of the derivative liability in the amount of $4,398,090. During the nine months ended February 28, 2022 and 2021, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $464,750 and $623,034, which included the amortization of debt discounts of $213,361 and $259,354, respectively. During the nine months ended February 28, 2022 and 2021, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $2,529,399 and $545,519, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2022, our primary source of liquidity consisted of $21,902 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 28, 2022 of $3,410,941 and $13,121,968, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2022 of $1,359,731. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses (such as the absence of an audit committee and absence of qualified independent directors) in its internal control over financial reporting. The disclosure controls and procedures were ineffective because there was no segregation of duties. One member of our management team handles all accounting duties including the recording of transactions, paying bills and reconciling the bank account. Although we have minimized this risk by having an external accountant review all transactions and make the appropriate adjustments, we still consider this a material weakness.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 14 notes payable aggregating $606,872 at February 28, 2022. See Note 5 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: April 19, 2022	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

