Form 10-Q/A
period 2021-11-30
Marquie Group, Inc.
filed 2022-06-29
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 3 to FORM 10-Q

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 8, 2022, there were 13,485,330,996 shares of $0.0001 par value common stock, issued and outstanding.

EXPLANATORY NOTE

The Marquie Group, Inc. (the “Company”) is filing this Amendment No. 3 to amend in its entirety its quarterly report on Form 10-Q for the quarter ended November 30, 2021 originally filed with the U.S. Securities and Exchange Commission on January 24, 2022 (the “Original Filing”). As stated therein, the Original Filing financial statements were not reviewed by the Company’s independent registered public accounting firm.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited)

ASSETS
	November 30,	May 31,
	2021	2021

CURRENT ASSETS

Cash and cash equivalents	$—	$—

Total Current Assets	—	—

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $18,703 and $17,339, respectively	2,945	4,309
Trademark costs	10,365	10,365

Total Other Assets	13,310	14,674

TOTAL ASSETS	$13,310	$14,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$743	$1,140
Accounts payable	33,447	25,094
Accrued interest payable on notes payable	475,796	427,023
Accrued consulting fees	887,967	832,967
Notes payable, net of debt discounts of $155,468
and $85,233, respectively	1,386,492	1,366,430
Notes payable to related parties	127,551	121,323
Derivative liability	733,853	2,006,815

Total Current Liabilities	3,645,849	4,780,792

TOTAL LIABILITIES	3,645,849	4,780,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares
authorized, 10,752,405,326 and 4,678,552,506 shares issued
and outstanding, respectively	1,075,242	467,855
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	8,537,312	6,519,804
Accumulated deficit	(13,253,553)	(11,762,237)

Total Stockholders' Deficit	(3,632,539)	(4,766,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,310	$14,674

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020

NET REVENUES	$—	$—	$—	$60

OPERATING EXPENSES

Accrued Salaries and Consulting fees	30,000	75,000	60,000	151,000
Professional fees	40,885	25,509	40,885	44,748
Other selling, general and administrative	4,905	16,025	9,066	24,014

Total Operating Expenses	75,790	116,534	109,951	219,762

LOSS FROM OPERATIONS	(75,790)	(116,534)	(109,951)	(219,702)

OTHER INCOME (EXPENSES)

Gain (Expense) from derivative liability	2,827,992	(352,801)	1,556,558	(1,934,806)
Interest expense (including amortization of debt discounts of
$112,987, $107,760, $213,361 and $122,505, respectively)	(165,263)	(150,325)	(408,524)	(307,107)
Loss on conversion of notes payable
and accrued interest	(1,075,907)	(9,956)	(2,529,399)	(545,519)

Total Other Income (Expenses)	1,586,822	(513,082)	(1,381,365)	(2,787,432)

LOSS BEFORE INCOME TAXES	1,511,032	(629,616)	(1,491,316)	(3,007,134)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$1,511,032	$(629,616)	$(1,491,316)	$(3,007,134)

BASIC AND DILUTED:
Net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,700,949,908	1,468,733,286	7,447,032,352	2,112,549,509

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Six Months Ended November 30, 2021

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2021	200	$—	4,678,552,506	$467,855	$8,460	$6,519,804	$(11,762,237)	$(4,766,118)

Common stock issued for conversion
of debt	—	—	2,948,115,857	294,813	—	1,208,287	—	1,503,100

Net loss for the three months ended
August 31, 2021	—	—	—	—	—	—	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	$—	7,626,668,363	$762,668	$8,460	$7,728,091	$(14,764,585)	$(6,265,366)

Common stock issued for conversion
of debt	—	—	3,125,736,963	312,575	—	809,221	—	1,121,796

Net loss for the three months ended
November 30, 2021	—	—	—	—	—	—	1,511,032	1,511,032

Balance, November 30, 2021	200	$—	10,752,405,326	$1,075,242	$8,460	$8,537,312	$(13,253,553)	$(3,632,539)

	Six Months Ended November 30, 2020

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2020	200	$—	373,710,385	$37,371	$8,460	$4,670,196	$(8,893,053)	$(4,177,026)

Common stock issued for conversion
of debt	—	—	2,476,735,213	247,673	—	451,854	—	699,527

Net loss for the three months ended
August 31, 2020	—	—	—	—	—	—	(2,377,518)	(2,377,518)

Balance, August 31, 2020	200	—	2,850,445,598	285,044	8,460	5,122,050	(11,270,571)	(5,855,017)

Common stock issued for conversion
of debt	—	—	142,237,000	14,224	—	—	—	14,224

Net loss for the three months ended
November 30, 2020	—	—	—	—	—	—	(629,616)	(629,616)

Balance, November 30, 2020	200	$—	2,992,682,598	$299,268	$8,460	$5,122,050	$(11,900,187)	$(6,470,409)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,491,316)	$(3,007,134)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	1,364	1,734
Gain (Expense) from derivative liability	(1,556,558)	1,934,806
Amortization of debt discounts	213,361	122,505
Loss on conversion of notes payable and accrued interest	2,529,399	545,519
Default interest added to notes principal balance	102,400	—
Changes in operating assets and liabilities:
Accounts payable	8,353	26,054
Accrued interest payable on notes payable	87,666	72,965
Accrued consulting fees	55,000	130,947

Net Cash Used by Operating Activities	(50,331)	(172,604)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	—	(24)

Net Cash Used by Investing Activities	—	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(397)	—
Proceeds from notes payable	45,000	589,820
Repayments of notes payable	(500)	(424,721)
Repayments of notes payable to related parties	(25,272)	—
Net proceeds from notes payable to related parties	31,500	2,800

Net Cash Provided by Financing Activities	50,331	167,899

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(4,729)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	4,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$13

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$45,000	$385,000
Conversion of debt and accrued interest into common stock	$95,496	$168,231

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited)

Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, in default, 15% default interest rate from January 11, 2019 (AA)	23,167	23,167
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019 (EE)	—	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019 (FF)	—	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, in default (HH)	175,720	200,000
Convertible note payable to an entity, interest at 10%, due on November 13, 2019, in default (JJ)	5,050	56,055
Convertible note payable to an entity, interest at 10%, due on November 15, 2019 (KK)	—	20,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on November 30, 2019 (LL)	—	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019 (MM)	—	3,000
Convertible note payable to an entity, interest at 10%, due on December 11, 2019 (NN)	—	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, in default, 24% default interest rate from March 10, 2020 (OO)	58,750	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 (PP)	—	12,500
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $42,384 and $85,233, respectively (SS)	170,000	84,767
Note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	50,000	50,000
Note payable to an entity, interest at 12%, due on April 15, 2022 (UU)	47,612	55,000
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, net of discount of $121,586 and $-0-, respectively (VV)	93,104	55,000
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, net of discount of $10,356 and $-0-, respectively (WW)	3,644	—
Convertible note payable to an entity, interest at 12%, due on September 3, 2022, net of discount of $23,526 and $-0-, respectively (XX)	7,474	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,386,492	1,366,430
Less: Current Portion	(1,386,492)	(1,366,430)
Long-Term Notes Payable	$—	$—

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

(Unaudited)

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

November 30, 2021

(Unaudited)

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2021 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.0003 per share, (3) terms ranging from 0 days to 277 days, (4) expected volatility of 380% and (5) risk free interest rates ranging from 0.10% to 0.11%.

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

During the six months ended November 30, 2021, the Company issued an aggregate of 6,073,852,820 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $95,496. We incurred a loss on the conversion of notes payable and accrued interest of $2,529,399, which represents the excess of the $2,624,895 fair value of the 6,073,852,820 shares at the dates of conversion over the $95,496 amount of debt satisfied.

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2021, the Company had negative working capital of $3,645,849 and an accumulated deficit of $13,253,553. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

From December 1, 2021 to December 29, 2021, the Company issued a total of 2,732,925,670 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $82,013. The $250,045 excess of the $332,058 fair value of the 2,732,925,670 shares at the dates of conversion over the $82,013 of debt satisfied will be charged to “Loss on conversion of notes payable and accrued interest” in the three months ended February 28, 2022.

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

Revenues. The Company generated no net revenues during the three months ended November 30, 2021 and 2020. The Company generated no net revenues during the six months ended November 30, 2021 compared to $60 during the six months ended November 30, 2020. Revenues were generated from spot sales on our syndicated radio network.

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

Other Income (Expenses). The Company had net other income of $1,586,822 for the three months ended November 30, 2021 compared to net other expenses of $513,082 for the three months ended November 30, 2020. The Company had net other expenses of $1,381,365 for the six months ended November 30, 2021 compared to net other expenses of $2,787,432 for the six months ended November 30, 2020. During the six months ended November 30, 2021, the company recorded income on the change in the fair value of the derivative liability in the amount of $1,556,558. During the six months ended November 30, 2020, the company recorded expense on the change in the fair value of the derivative liability in the amount of $1,934,806. During the six months ended November 30, 2021 and 2020, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $408,524 and $307,107, which included the amortization of debt discounts of $213,361 and $122,505, respectively. During the six months ended November 30, 2021 and 2020, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $2,529,399 and $545,519, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2021, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2021 of $3,645,849 and $13,253,553, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2021 of $1,491,316. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses (such as the absence of an audit committee and absence of qualified independent directors) in its internal control over financial reporting. The disclosure controls and procedures were ineffective because there was no segregation of duties. One member of our management team handles all accounting duties including the recording of transactions, paying bills and reconciling the bank account. We have minimized this risk by having an external accountant review all transactions and make the appropriate adjustments before the review by our external auditor.

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

The Marquie Group, Inc.

Date: June 28, 2022	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

