Form 10-Q/A
period 2022-02-28
Marquie Group, Inc.
filed 2022-07-08
CIK 1434601

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of June 7, 2022, there were 15,689,731,996 shares of $0.0001 par value common stock, issued and outstanding.

EXPLANATORY NOTE

The Marquie Group, Inc. (the “Company”) is filing this Amendment No. 2 to amend in its entirety its quarterly report on Form 10-Q for the quarter ended February 28, 2022 originally filed with the U.S. Securities and Exchange Commission on April 19, 2022 (the “Original Filing”). As stated therein, the Original Filing financial statements were not reviewed by the Company’s independent registered public accounting firm.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	February 28,	May 31,
	2022	2021
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$21,902	$—

Total Current Assets	21,902	—

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $19,092 and $17,339, respectively	2,556	4,309
Trademark costs	10,365	10,365

Total Other Assets	12,921	14,674

TOTAL ASSETS	$34,823	$14,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$1,140
Accounts payable	35,050	25,094
Accrued interest payable on notes payable	334,853	427,023
Accrued consulting fees	909,917	832,967
Notes payable, net of debt discounts of $88,282
and $85,233, respectively	1,360,807	1,366,430
Notes payable to related parties	125,551	121,323
Derivative liability	1,121,955	2,006,815

Total Current Liabilities	3,888,133	4,780,792

TOTAL LIABILITIES	3,888,133	4,780,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares
authorized, 14,008,330,996 and 4,678,552,506 shares issued
and outstanding, respectively	1,400,835	467,855
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	8,596,077	6,519,804
Accumulated deficit	(13,858,682)	(11,762,237)

Total Stockholders' Deficit	(3,853,310)	(4,766,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,823	$14,674

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021

NET REVENUES	$—	$—	$—	$60

OPERATING EXPENSES

Salaries and Consulting fees	30,000	78,000	90,000	229,000
Professional fees	27,763	22,614	68,648	67,362
Other selling, general and administrative	14,459	33,004	23,525	57,018

Total Operating Expenses	72,222	133,618	182,173	353,380

LOSS FROM OPERATIONS	(72,222)	(133,618)	(182,173)	(353,320)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	260,032	—	260,032	—
Gain (Expense) from derivative liability	(388,102)	(2,463,284)	1,168,456	(4,398,090)
Interest expense (including amortization of debt discounts of
$67,186, $136,849, $280,546 and $259,354, respectively)	(123,412)	(315,927)	(531,936)	(623,034)
Loss on conversion of notes payable
and accrued interest	(281,425)	—	(2,810,824)	(545,519)

Total Other Income (Expenses)	(532,907)	(2,779,211)	(1,914,272)	(5,566,643)

LOSS BEFORE INCOME TAXES	(605,129)	(2,912,829)	(2,096,445)	(5,919,963)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(605,129)	$(2,912,829)	$(2,096,445)	$(5,919,963)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	13,123,087,356	2,992,682,598	9,318,259,277	2,402,703,275

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Nine Months Ended February 28, 2022
								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2021	200	$—	4,678,552,506	$467,855	$8,460	$6,519,804	$(11,762,237)	$(4,766,118)

Common stock issued for conversion
of debt	—	—	2,948,115,857	294,813	—	1,208,287	—	1,503,100

Net loss for the three months ended
August 31, 2021	—	—	—	—	—	—	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	$—	7,626,668,363	$762,668	$8,460	$7,728,091	$(14,764,585)	$(6,265,366)

Common stock issued for conversion
of debt	—	—	3,125,736,963	312,575	—	809,221	—	1,121,796

Net income for the three months ended
November 30, 2021	—	—	—	—	—	—	1,511,032	1,511,032

Balance, November 30, 2021	200	—	10,752,405,326	1,075,242	8,460	8,537,312	(13,253,553)	(3,632,539)

Common stock issued for conversion
of debt	—	—	3,255,925,670	325,593	—	58,765	—	384,358

Net loss for the three months ended
February 28, 2022	—	—	—	—	—	—	(605,129)	(605,129)

Balance, February 28, 2022	200	$—	14,008,330,996	$1,400,835	$8,460	$8,596,077	$(13,858,682)	$(3,853,310)

	Nine Months Ended February 28, 2021
								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2020	200	$—	373,710,385	$37,371	$8,460	$4,670,196	$(8,893,053)	$(4,177,026)

Common stock issued for conversion
of debt	—	—	2,476,735,213	247,673	—	451,854	—	699,527

Net loss for the three months ended
August 31, 2020	—	—	—	—	—	—	(2,377,518)	(2,377,518)

Balance, August 31, 2020	200	—	2,850,445,598	285,044	8,460	5,122,050	(11,270,571)	(5,855,017)

Common stock issued for conversion
of debt	—	—	142,237,000	14,224	—	—	—	14,224

Net loss for the three months ended
November 30, 2020	—	—	—	—	—	—	(629,616)	(629,616)

Balance, November 30, 2020	200	—	2,992,682,598	299,268	8,460	5,122,050	(11,900,187)	(6,470,409)

Net loss for the three months ended
February 28, 2021	—	—	—	—	—	—	(2,912,829)	(2,912,829)

Balance, February 28, 2021	200	$—	2,992,682,598	$299,268	$8,460	$5,122,050	$(14,813,016)	$(9,383,238)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,096,445)	$(5,919,963)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	1,753	2,608
Gain on settlement of debt	(260,032)	—
Expense (income) from derivative liability	(1,168,456)	4,398,090
Amortization of debt discounts	280,546	259,354
Loss on conversion of notes payable and accrued interest	2,810,824	545,519
Default interest added to notes principal balance	103,190	—
Changes in operating assets and liabilities:
Accounts payable	9,956	15,324
Accrued interest payable on notes payable	112,778	119,543
Accrued consulting fees	76,950	186,367

Net Cash Used by Operating Activities	(128,936)	(393,158)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	—	(162)

Net Cash Used by Investing Activities	—	(162)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(1,140)	679
Proceeds from notes payable	348,250	809,820
Repayments of notes payable	(200,500)	(424,721)
Repayments of notes payable to related parties	(27,272)	—
Net proceeds from notes payable to related parties	31,500	2,800

Net Cash Provided by Financing Activities	150,838	388,578

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,902	(4,742)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	4,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,902	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$283,596	$555,000
Conversion of debt and accrued interest into common stock	$198,429	$168,231

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

(Unaudited)

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

(Unaudited)

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited)

Convertible note payable to an entity, interest at 12%, due on March 10, 2020, 24% default interest rate from March 10, 2020 (OO)	—	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 (PP)	—	12,500
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	170,000	84,767
Note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	—	50,000
Note payable to an entity, interest at 12%, due on April 15, 2022 (UU)	8,656	55,000
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, net of discount of $62,754 and $-0-, respectively (VV)	107,459	55,000
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, net of discount of $7,803 and $-0-, respectively (WW)	6,197	—
Convertible note payable to an entity, interest at 12%, due on September 3, 2022, net of discount of $17,725 and $-0-, respectively (XX)	13,275	—
Convertible note payable to an entity, interest at 12%, due on December 21, 2022 (YY)	58,250	—
Convertible note payable to an entity, interest at 12%, due on February 8, 2023 (ZZ)	245,000	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,475	103,476
Total Notes Payable	1,360,807	1,366,430
Less: Current Portion	(1,360,807)	(1,366,430)
Long-Term Notes Payable	$—	$—

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

(Unaudited)

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

(Unaudited)

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

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	February 28, 2022	May 31, 2021

Lender A	$—	$23,167
Lender B	—	284,470
Lender C	512,906	225,000
Lender D	170,212	110,500
14 other lenders	765,971	808,526

Total	1,449,089	1,451,663

Less debt discounts	(88,282)	(85,233)

Net	$1,360,807	$1,366,430

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 28, 2022	May 31, 2021
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	4,228	—
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	125,551	121,323
Less: Current Portion	(125,551)	(121,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2022

(Unaudited)

NOTE 7 - DERIVATIVE LIABILITY

The derivative liability at February 28, 2022 and May 31, 2020 consisted of:

	February 28, 2022		May 31, 2021
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$120,000	$40,000	$48,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	116,000	29,000	58,000
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	86,000	21,500	43,000
Convertible note payable issued January 11, 2018, due on January 11, 2019 (AA)	—	—	23,167	27,800
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	116,667	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	116,667	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	105,000	35,000	42,000

Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	—	—	37,500	45,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	—	—	22,500	27,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,505	25,517	8,506	10,208
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	—	—	200,000	223,384
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	—	—	170,000	151,009
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	—	—	75,000	80,314
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	—	—	20,000	24,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	—	—	5,000	6,000
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	—	—	3,000	3,600
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	—	—	10,000	12,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	—	—	58,750	70,500
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	—	—	12,500	15,000
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	170,000	170,000	170,000	1,020,000
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	211,525	170,000	1,020,000
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	38,769	—	—
Convertible note payable issued September 3, 2021, due on September 3, 2022 (XX)	31,000	15,810	—	—
Totals	$619,217	$1,121,955	$1,041,423	$2,006,815

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

Assumptions used for the calculations of the derivative liability of the notes at February 28, 2022 include (1) stock price of $0.0002 per share, (2) exercise prices ranging from $0.00004 to $0.0003 per share, (3) terms ranging from 0 days to 187 days, (4) expected volatility of 337% and (5) risk free interest rates ranging from 0.06% to 0.69%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2021 include (1) stock price of $0.0006 per share, (2) exercise prices ranging from $0.0001 to $0.0005 per share, (3) terms ranging from 0 days to 183 days, (4) expected volatility of 996% and (5) risk free interest rates ranging from 0.01% to 0.03%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	February 28, 2022	May 31, 2021

Lender A	$—	$27,801
Lender B	—	293,884
Lender C	185,810	1,171,009
Lender D	—	82,600
Lender E	211,526	—
Lender F	169,286	—
7 other lenders	555,333	431,521

Total	$1,121,955	$2,006,815

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

During the nine months ended February 28, 2022, the Company issued an aggregate of 9,329,778,490 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $198,428. We incurred a loss on the conversion of notes payable and accrued interest of $2,810,824 which represents the excess of the $3,009,252 fair value of the 9,329,778,490 shares at the dates of conversion over the $198,428 amount of debt satisfied.

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2022, the Company had negative working capital of $3,866,231 and an accumulated deficit of $13,858,682. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to February 28, 2022, the Company issued a total of 1,681,401,000 shares of its common stock for the conversion of notes payable and accrued interest in the aggregate amount of $67,256.

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

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $14,458 and $33,004 for the three months ended February 28, 2022 and 2021, respectively. Other selling, general and administrative expenses were $23,525 and $57,018 for the nine months ended February 28, 2022 and 2021, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $1,914,272 for the nine months ended February 28, 2022 compared to net other expenses of $5,566,643 for the nine months ended February 28, 2021. During the nine months ended February 28, 2022, the company recorded gain on settlement of debt in the amount of $260,032 and income on the change in the fair value of the derivative liability in the amount of $1,168,456. During the nine months ended February 28, 2021, the company recorded expense on the change in the fair value of the derivative liability in the amount of $4,398,090. During the nine months ended February 28, 2022 and 2021, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $531,936 and $623,034, which included the amortization of debt discounts of $280,546 and $259,354, respectively. During the nine months ended February 28, 2022 and 2021, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $2,810,824 and $545,519, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2022, our primary source of liquidity consisted of $21,902 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 28, 2022 of $3,866,231 and $13,858,682, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2022 of $2,096,445. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 11 notes payable aggregating $485,505 at February 28, 2022. See Note 5 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: July 8, 2022	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

