Form 10-K
period 2022-05-31
Marquie Group, Inc.
filed 2022-08-30
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended May 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of The Marquie Group, Inc. held by non-affiliates as of November 30, 2021 was $1,008,505.

As of July 26, 2022, there were 16,189,732 shares of common stock issued and outstanding.

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

Employees

As of May 31, 2022, Marc Angell (Director and Chief Executive Officer) is the only non-employee officers and/or directors of the Company. The Company has no official employees. We currently have one part-time production person, an outside accountant, and an outside lawyer. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on OTC Pink under the symbol “TMGI”. We had approximately 2,258 registered holders of our common stock as of May 31, 2022. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on August 25, 2022 was $0.0082 per share.

The following table reflects the high and low closing sales prices per share (as adjusted for the April 21, 2022 1 share for 1,000 shares reverse stock split) of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31:

	Price Range(1)
	High	Low
Fiscal May 31, 2022
Fourth quarter	$0.20	$0.05
Third quarter	$0.20	$0.05
Second quarter	$0.80	$0.10
First quarter	$0.70	$0.30

Fiscal May 31, 2021
Fourth quarter	$1.90	$0.06
Third quarter	$4.00	$0.10
Second quarter	$0.20	$0.10
First quarter	$1.10	$0.10

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

Effective April 21, 2022, the Company effectuated a 1 for 1,000 reverse split of the Company’s Common Stock (“Reverse Split”), meaning that each 1,000 shares of Common Stock is consolidated into 1 share of Common Stock following the reverse split, provided however, that fractional shares would be rounded up to the nearest whole share. Following the Reverse Split, the Company had 16,189,732 common shares issued and outstanding.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2022 and 2021.

Revenues. The Company generated $-0- in net revenues for the year ended May 31, 2022, as compared to $60 for the year ended May 31, 2021. Revenues were generated from spot sales, from the live radio programming through radio stations around the country and over the Internet.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2022 and 2021. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Accrued salaries and consulting expenses for the year ended May 31, 2022 were $120,000 as compared to $305,000 for the year ended May 31, 2021. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees for the year ended May 31, 2022 were $97,162 as compared to $102,924 for the year ended May 31, 2021. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $45,403 for the year ended May 31, 2022 as compared to $63,398 for the year ended May 31, 2021. We anticipate that Other SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $3,853,387 for the year ended May 31, 2022 as compared to $2,397,922 for the year ended May 31, 2021. For the year ended May 31, 2022, the company recorded a gain on settlement of debt in the amount of $260,032, incurred interest expense of $645,021, expense from derivative liability of $526,690 and loss on conversion of notes payable and accrued interest of $2,941,708. For the year ended May 31, 2021, the company incurred interest expense of $989,810, income from derivative liability of $36,930 and loss on conversion of notes payable and accrued interest of $1,445,042.

Liquidity and Capital Resources

As of May 31, 2022, our primary source of liquidity consisted of $353 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2022 of $15,878,189 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2022 of $4,115,952. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Gries & Associates, LLC

Certified Public Accountants

501 S. Cherry Street Suite 1100

Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Marquie Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Marquie Group, Inc. (the “Company”) as of May 31, 2022, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 12 to the financial statements, the Company has incurred losses since inception of $15,878,189 and negative working capital of $5,667,209. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Gries & Associates, LLC

Certified Public Accountants

501 S. Cherry Street Suite 1100

Denver, Colorado 80246

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

Loss on conversions of notes payable and accrued interest to common stock

Critical Audit Matter Description

The Company has had outstanding notes payable to lenders which are convertible into Company common stock at conversion prices which are based on the future trading price of the Company's common stock. For the year ended May 31, 2022, the Company issued a total of 11,511,179 shares of its common stock pursuant to conversions of an aggregate of $285,683 in principal and accrued interest. The $2,941,708 in excess of the $3,227,391 fair value of the 11,511,179 shares of common stock at the respective dates of issuance over the $285,683 liability reduction was charged to Loss on Conversions of Notes Payable.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company's loss on conversions of notes payable and accrued interest to common stock expense included:

•	We obtained Company prepared quarterly schedules of all conversions of notes payable and accrued interest to common stock for the year ended May 31, 2022.
•	We agreed the prices used to independent third-party sources of closing trading prices of the Company common stock on the respective issuance dates. We then verified the calculation by multiplying the number of shares issued times the respective closing trading prices for each conversion.
•	We agreed the principal and accrued interest amounts to Notices of Conversions for each conversion.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, CO

June 28, 2022

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Marquie Group, Inc.

(formerly Music of Your Life, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Marquie Group, Inc. (the “Company”) as of May 31, 2021 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The Marquie Group, Inc. as of May 31, 2021 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was We engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the audit of the financial statements as of May 31, 2021 and for the year then ended that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss on conversions of notes payable and accrued interest to common stock – Refer to Note 10 to the consolidated financial statements

Critical Audit Matter Description

The Company has had outstanding notes payable to lenders which are convertible into Company common stock at conversion prices which are based on the future trading price of the Company's common stock. For the year ended May 31, 2021, the Company issued a total of 4,304,842 shares of its common stock (as adjusted for the April 21, 2022 1 for 1000 reverse split) pursuant to conversions of an aggregate of $835,050 in principal and accrued interest. The $1,445,042 excess of the $2,218,092 fair value of the 4,304,842 shares of common stock at the respective dates of issuance over the $835,050 liability reduction was charged to Loss on Conversions of Notes Payable.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company's loss on conversions of notes payable and accrued interest to common stock expense included:

(1) We obtained Company prepared quarterly schedules of all conversions of notes payable and accrued interest to common stock in the year ended May 31, 2021.

(2) For the fair value measurements, we agreed the prices used to independent third-party sources of closing trading prices of TMGI common stock on the respective issuance dates. We then verified the calculation by multiplying the number of shares issued times the respective closing trading prices for each conversion.

(3) For the liability reduction amounts, we agreed the principal and accrued interest amounts to Notices of Conversions for each conversion.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

October 14, 2021

We served as the Company’s auditor from 2015 to 2022.

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	May 31,	May 31,
	2022	2021

CURRENT ASSETS

Cash and cash equivalents	$353	$—

Total Current Assets	353	—

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $19,481 and $17,339, respectively	2,167	4,309
Trademark costs	10,365	10,365

Total Other Assets	12,532	14,674

TOTAL ASSETS	$12,885	$14,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$—	$1,140
Accounts payable	35,405	25,094
Accrued interest payable on notes payable	334,180	427,023
Accrued consulting fees	926,217	832,967
Notes payable, net of debt discounts of $6,889
and $85,233, respectively	1,419,108	1,366,430
Notes payable to related parties	135,551	121,323
Derivative liability	2,817,101	2,006,815

Total Current Liabilities	5,667,562	4,780,792

TOTAL LIABILITIES	5,667,562	4,780,792

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares
authorized, 16,189,732 and 4,678,553 shares issued
and outstanding, respectively	1,621	468
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	10,213,431	6,987,191
Accumulated deficit	(15,878,189)	(11,762,237)

Total Stockholders' Deficit	(5,654,677)	(4,766,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,885	$14,674

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations

	For the Year Ended
	May 31,
	2022	2021

NET REVENUES	$—	$60

OPERATING EXPENSES

Accrued Salaries and Consulting fees	120,000	305,000
Professional fees	97,162	102,924
Other selling, general and administrative	45,403	63,398

Total Operating Expenses	262,565	471,322

LOSS FROM OPERATIONS	(262,565)	(471,262)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	260,032	—
Gain (Expense) from derivative liability	(526,690)	36,930
Interest expense (including amortization of debt discounts of
$361,939 and $473,080, respectively)	(645,021)	(989,810)
Loss on conversion of notes payable
and accrued interest	(2,941,708)	(1,445,042)

Total Other Income (Expenses)	(3,853,387)	(2,397,922)

LOSS BEFORE INCOME TAXES	(4,115,952)	(2,869,184)

INCOME TAX EXPENSE	—	—

NET LOSS	$(4,115,952)	$(2,869,184)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.25)	$(1.03)

Weighted average shares outstanding	16,189,732	2,778,900

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
Consolidated Statements of Stockholders' Deficit
For the Period from June 1, 2020 to May 31, 2022

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, June 1, 2020	200	$—	373,710	37	$8,460	$4,707,529	$(8,893,053)	$(4,177,026)

Common stock issued for conversion
of debt	—	—	4,304,842	430	—	2,279,662	—	2,280,092

Net loss for the year ended
May 31, 2021	—	—	—	—	—	—	(2,869,184)	(2,869,184)

Balance, May 31, 2021	200	—	4,678,553	468	8,460	6,987,191	(11,762,237)	(4,766,118)

Common stock issued for conversion
of debt	—	—	11,511,179	1,153	—	3,226,240	—	3,227,393

Net loss for the year ended
May 31, 2022	—	—	—	—	—	—	(4,115,952)	(4,115,952)

Balance, May 31, 2022	200	$—	16,189,732	$1,621	$8,460	$10,213,431	$(15,878,189)	$(5,654,677)

Note: The above statement reflects retroactively the 1 share for 1,000 shares reverse split effective April 21, 2022

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended
	May 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,115,952)	$(2,869,184)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	2,142	3,096
Gain on settlement of debt	(260,032)	—
Expense (income) from derivative liability	526,690	(36,930)
Amortization of debt discounts	361,939	473,080
Loss on conversion of notes payable and accrued interest	2,941,708	1,445,042
Default interest added to notes principal balance	103,190	—
Changes in operating assets and liabilities:
Accounts payable	10,311	(12,361)
Accrued interest payable on notes payable	144,469	175,392
Accrued consulting fees	93,250	218,367

Net Cash Used by Operating Activities	(192,285)	(603,498)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	—	(183)

Net Cash Used by Investing Activities	—	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(1,140)	1,140
Proceeds from notes payable	380,050	864,820
Repayments of notes payable	(200,500)	(233,021)
Repayments of notes payable to related parties	(27,272)	(59,300)
Net proceeds from notes payable to related parties	41,500	25,300

Net Cash Provided by Financing Activities	192,638	598,939

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	353	(4,742)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	4,742

CASH AND CASH EQUIVALENTS, END OF PERIOD	$353	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$283,596	$555,000
Conversion of debt and accrued interest into common stock	$285,686	$835,050

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

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

Reverse Stock Split

Effective April 21, 2022, the Company effectuated a 1 share for 1,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 16,189,731,657 shares to 16,189,732 shares. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 10), the Company merged with The Marquie Group, Inc. (“TMG”) in exchange for the issuance of a total of 100 shares of our common stock to TMG’s stockholders. Following the merger, the Company had 102 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” The TMG business plan is to advertise a direct-to-consumer, health and beauty product line called “Whim” that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients.

Acquisition of Global Nutrition Experience, Inc.

On November 21, 2019 (see Note 10), the Company merged with Global Nutrition Experience, Inc. (“GNE”) in exchange for the issuance of a total of 193,000 shares of our common stock to GNE’s stockholder. The GNE business plan is to license intellectual property from, and to third parties.

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

May 31, 2022

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

g.       Advertising

Advertising costs, which are expensed as incurred, were $-0- for the years ended May 31, 2022 and 2021.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

At May 31, 2022, the Company had net operating loss carryforwards of approximately $9,842,689, of which $3,340,960 expires in varying amounts through 2038 and $6,521,729 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a substantial change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2022 and 2021:

	May 31, 2022	May 31, 2021
Deferred tax assets:
NOL Carryover	$1,262,593	$1,202,614
Valuation allowance	(1,262,593)	(1,202,614)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended May 31, 2022 and 2021 due to the following:

	May 31, 2022	May 31, 2021
Expected tax (benefit) at 21%	$(864,350)	$(602,529)
Non-deductible expense (non-taxable income) from derivative liability	110,605	(7,755)
Non-deductible amortization of debt discounts	76,007	99,347
Non-deductible loss on conversions of notes payable and accrued interest	617,759	303,459
Change in valuation allowance	59,979	207,478
Provision for income taxes	$—	$—

For the periods presented, the Company had no tax positions or unrecognized tax benefits.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. For the periods presented, the Company had no such interest or penalties.

i.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2022.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

j.       Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2022 and 2021.

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

NOTE 4 - LOANS RECEIVABLE – RELATED PARTY

During the year ended May 31, 2013, the Company loaned $174,950 to the Company’s current chief executive in anticipation of the merger agreement described in Note 1. The loans were non-interest bearing and due on demand. Effective May 31, 2015, the Company agreed to waive collection of $100,000 of the remaining $115,950 loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of the $100,000 accrued consulting fees balance due him at May 31, 2015. Effective May 31, 2020, the Company agreed to waive collection of $15,950 of the remaining loans receivable balance in exchange for the chief executive officer’s agreement to waive payment of $15,950 accrued consulting fees balance due him at May 31, 2020 (see Note 11). As of May 31, 2022 and 2021, the balance due on this loan was $-0-.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

NOTE 5 - MUSIC INVENTORY

Music inventory consisted of the following:

	May 31, 2022	May 31, 2021
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(19,481)	(17,339)
Music inventory – net	$2,167	$4,309

The Company purchases digital music to broadcast over the radio and internet. During the year ended May 31, 2022, the Company purchased $-0- worth of music inventory. For the years ended May 31, 2022 and 2021, depreciation on music inventory was $2,142 and $3,096, respectively.

NOTE 6 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	May 31, 2022	May 31, 2021
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000	$253,817	$138,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	318,100	318,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	30,250	52,000
Total	$926,217	$832,967

The accrued consulting fees balance changed as follows:

	Year Ended
	May 31, 2022	May 31, 2021
Balance, beginning of period	$832,967	$614,600
Compensation expense accrued pursuant to consulting agreements	120,000	300,000
Payments to consultants	(26,750)	(81,633)
Balance, end of period	$926,217	$832,967

See Note 11 (Commitments and Contingencies)

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2022	May 31, 2021
Notes payable to entities, non-interest bearing, due on demand, unsecured	$39,300	$7,500
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,600
Convertible note payable to an entity, interest at 10%, due on January 11, 2019, 15% default rate from January 11, 2019 (AA)	—	23,167
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on April 4, 2019, in default (EE)	—	37,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, (FF)	—	22,500
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 10%, due on September 19, 2019, (HH)	—	175,720

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

Convertible note payable to an entity, interest at 10%, due on November 13, 2019, (JJ)	—	56,055
Convertible note payable to an entity, interest at 10%, due on November 15, 2019, (KK)	—	20,000
Convertible note payable to an entity, interest at 10%, due on November 30, 2019, (LL)	—	5,000
Convertible note payable to an entity, interest at 10%, due on December 6, 2019, (MM)	—	3,000
Convertible note payable to an entity, interest at 10%, due on December 11, 2019, (NN)	—	10,000
Convertible note payable to an entity, interest at 12%, due on March 10, 2020, 24% default rate from March 10, 2020 (OO)	—	58,750
Convertible note payable to an entity, interest at 10%, due on September 12, 2020 (PP)	—	12,500
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default – net of discount of $-0- and $85,233, respectively (SS)	154,764	84,767
Convertible note payable to an entity, interest at 12%, due on December 30, 2021 (TT)	—	50,000
Convertible note payable to an entity, interest at 12%, due on April 15, 2022 (UU)	—	55,000
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, net of discount of $2,615 and $-0-, respectively (VV)	167,597	—
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, net of discount of $4,274 and $-0-, respectively (WW)	9,726	—
Convertible note payable to an entity, interest at 12%, due on December 21, 2022 (YY)	58,250	—
Convertible note payable to an entity, interest at 12%, due on February 8, 2023 (ZZ)	245,000	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements.	170,000	170,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,419,108	1,366,430
Less: Current Portion	(1,419,108)	(1,366,430)
Long-Term Notes Payable	$—	$—

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

May 31, 2022

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

(V) On May 3, 2017, the Company issued a $72,750 Convertible Promissory Note to a lender as a replacement for the principal and interest due on a promissory note due on October 14, 2014. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.1293 per share.

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

(Y) On March 1, 2017, the Company issued a $8,600 Convertible Promissory Note to a vendor of the Company to convert certain accounts payable due to the vendor. The note bears interest at a rate of 10% per annum, is due on demand, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of $0.04 per share or 60% of the lowest Trading Price during the 5 Trading Day period prior to the Conversion Date.

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

May 31, 2022

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

May 31, 2022

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

(UU) On April 15, 2021, the Company issued a $55,000 Convertible Promissory Note to a lender for net loan proceeds of $45,000. The note bears interest at a rate of 12% per annum, is due on April 15, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.90, or (2) the par value of the Common Stock.

(VV) On June 4, 2021, the Company issued a $238,596 Convertible Promissory Note to a lender which paid off the principal and accrued interest for the notes described in (EE), (FF), (KK), (LL), (MM), (NN) and (PP) above. The note bears interest at a rate of 10% per annum, is due on June 4, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) $0.04, or (2) 50% of the lowest trading price of the common stock for the previous 15 day trading period. See Note 7 (Derivative Liability).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

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

(YY) On December 21, 2021, the Company issued a $58,250 Convertible Promissory Note to a lender for net loan proceeds of $49,925. The note bears interest at a rate of 12% per annum, is due on December 21, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.10, or (2) the par value of the Common Stock.

(ZZ) On February 8, 2022, the Company issued a $245,000 Convertible Promissory Note to a lender for net loan proceeds of $218,000. The note bears interest at a rate of 12% per annum, is due on February 8, 2023, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.10, or (2) the par value of the Common Stock.

Concentration of Notes Payable:

The principal balance of the notes payable was due to:

	May 31, 2022	May 31, 2021

Lender A	$—	$23,167
Lender B	—	284,470
Lender C	458,014	225,000
Lender D	170,212	110,500
14 other lenders	797,771	808,526

Total	1,425,997	1,451,663

Less debt discounts	(6,889)	(85,233)

Net	$1,419,108	$1,366,430

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2022	May 31, 2021
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Notes payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	14,228	—

Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 25,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date (BB) See Note 9 (Derivative Liability)	50,000	50,000
Total Notes Payable	135,551	121,323
Less: Current Portion	(135,551)	(121,323)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

NOTE 9 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2022 and 2021 consisted of:

	May 31, 2022		May 31, 2021
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$40,000	$48,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	58,000
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	43,000
Convertible note payable issued January 11, 2018 (AA)	—	—	23,167	27,800
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	33,333	50,000	50,000
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	33,333	50,000	50,000
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	42,000
Convertible note payable issued April 4, 2018, due on April 4, 2019 (EE)	—	—	37,500	45,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (FF)	—	—	22,500	27,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	8,506	8,506	10,208
Convertible note payable issued December 19, 2018, due on September 19, 2019 (HH)	—	—	200,000	223,384
Convertible note payable issued February 4, 2019, due on August 4, 2019 (II)	—	—	170,000	151,009
Convertible note payable issued February 13, 2019, due on November 13, 2019 (JJ)	—	—	75,000	80,314
Convertible note payable issued November 15, 2018, due on November 15, 2019 (KK)	—	—	20,000	24,000
Convertible note payable issued November 30, 2018, due on November 30, 2019 (LL)	—	—	5,000	6,000
Convertible note payable issued December 6, 2018, due on December 6, 2019 (MM)	—	—	3,000	3,600
Convertible note payable issued December 11, 2018, due on December 11, 2019 (NN)	—	—	10,000	12,000
Convertible note payable issued June 10, 2019, due on March 10, 2020 (OO)	—	—	58,750	70,500
Convertible note payable issued September 5, 2019, due on September 5, 2020 (PP)	—	—	12,500	15,000
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	1,392,875	170,000	1,020,000
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	1,176,766	—	—
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	21,538	—	—
Totals	$572,982	$2,817,101	$1,041,423	$2,006,815

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

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

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2022 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.04 to $0.65 per share, (3) terms ranging from 0 days to 88 days, (4) expected volatility of 1,986% and (5) risk free interest rates ranging from 0.73% to 1.16%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2021 include (1) stock price of $0.0006 per share, (2) exercise prices ranging from $0.10 to $0.50 per share, (3) terms ranging from 0 days to 183 days, (4) expected volatility of 996% and (5) risk free interest rates ranging from 0.01% to 0.03%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	May 31, 2022	May 31, 2021

Lender A	$—	$27,801
Lender B	—	293,884
Lender C	1,392,874	1,171,009
Lender D	—	80,316
Lender E	1,176,765	82,600
Lender F	65,044
6 other lenders	182,418	351,205

Total	$2,817,101	$2,006,815

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

On August 16, 2018, the Company entered into a Merger Agreement by and among the Company, and The Marquie Group, Inc., a Utah Corporation (“TMG”), pursuant to which the Company merged with TMG. The Company is the surviving corporation. Each shareholder of TMG received one (1) share of common stock of the Company for every one (1) share of TMG common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMG held by TMG shareholders were cancelled, and 100 shares of common stock of the Company were issued to the TMG shareholders.

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 100 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (50 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2020 and 2019 (25 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2020 and 2019 (25 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 100 shares of common stock) was recorded at $-0-, the historical cost of the property to TMGI.

During the year ended May 31, 2020, the Company issued an aggregate of 62,458 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $78,315. We incurred a loss on the conversion of notes payable and accrued interest of $159,802, which represents the excess of the $238,117 fair value of the 62,458 shares at the dates of conversion over the $78,315 amount of debt satisfied.

On August 28, 2019, the Securities and Exchange Commission (the “SEC”) issued a Notice of Qualification regarding a Form 1-A filed by the Company in connection with the Company’s offering of up to 1,333,333 shares of common stock at a price of $7.50 per share or a total offering of $10,000,000. On December 26, 2019, the Company amended its Form 1-A Offering Circular to reduce the offering price from $7.50 per share to $3.50 per share. On February 25, 2020, the Company amended its Form 1-A Offering Circular to reduce the offering price to $0.70 per share. As part of this offering, during the year ended May 31, 2020, the Company issued an aggregate of 117,867 shares of common stock for cash in the amount of $320,400. The end date of the offering was August 28, 2020.

On November 21, 2019, the Company merged with Global Nutrition Experience, Inc. (“GNE”) in exchange for the issuance of a total of 160,000 shares of our common stock to GNE’s stockholders. Following the merger, the Company had 161,062 shares of common stock issued and outstanding. GNE was incorporated on November 21, 2019. The stockholder of GNE prior to the merger who received the 160,000 shares was the Angell Family Trust. Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of GNE (and the issuance of the 160,000 shares of common stock) were recorded at $-0-, the historical cost of the property to GNE. During the three months ended February 29, 2020, the Company issued an additional 33,000 shares of common stock as part of the merger.

During the year ended May 31, 2021, the Company issued an aggregate of 4,304,842 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $835,050. We incurred a loss on the conversion of notes payable and accrued interest of $1,445,042, which represents the excess of the $2,280,092 fair value of the 4,304,842 shares at the dates of conversion over the $835,050 amount of debt satisfied.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

Effective April 21, 2022, the Company effectuated a 1 for 1,000 reverse split of the Company’s Common Stock (“Reverse Split”), meaning that each 1,000 shares of Common Stock is consolidated into 1 share of Common Stock following the reverse split, provided however, that fractional shares would be rounded up to the nearest whole share. Following the Reverse Split, the Company had 16,189,732 common shares issued and outstanding. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

During the year ended May 31, 2022, the Company issued an aggregate of 11,511,179 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $285,683. We incurred a loss on the conversion of notes payable and accrued interest of $2,941,708, which represents the excess of the $3,227,391 fair value of the 11,511,179 shares at the dates of conversion over the $835,050 amount of debt satisfied.

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

Corporate Consulting Agreement

On March 14, 2018, the Company executed a Corporate Consulting Agreement (the “Agreement”) with a consulting firm entity (the “Consultant”). The Agreement provided for the Consultant to perform certain investor relations and other services for the Company. The term of the Agreement was 4 months but the Agreement provided that the Company could terminate the Agreement for any reason at any time upon 5 days written prior notice. The Agreement provided for 8 payments of cash fees totaling $240,000 to be paid to the Consultant over 4 months. On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which was expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts were accrued at May 31, 2022 and 2021. On October 16, 2018 (see Note 10), the Company issued 5,000 shares of its common stock to the Consultant. On October 26, 2018, the Consultant advised the Company that it had not been notified that the Agreement was terminated on April 1, 2018 and that the Company is in default of the Agreement.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2022

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2022, the Company had negative working capital of $5,667,209 and an accumulated deficit of $15,878,189. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2023 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13 – SUBSEQUENT EVENTS

On June 10, 2022, the Board of Directors of the Company entered into that certain Note Purchase Agreement (the “Purchase Agreement”) in connection with the issuance of that certain convertible promissory note (the “Purchase Note”) in the face amount of $38,880.00 in exchange for $35,000 in consideration therefor. The Purchase Note matures twelve months from the date of issuance (the “Maturity Date”), and bear interest at the rate of 12% per annum. The Purchase Note may be prepaid until the Maturity Date at (a) 100% multiplied by the Principal Amount then outstanding plus (b) accrued and unpaid interest on the Principal Amount to the Optional Prepayment Date plus (c) $750.00 to reimburse Holder for administrative fees. The Purchase Note, together with all interest as accrued is convertible into shares of the Company’s common stock at a price equal to the lower of $0.00005 or 50% of the lowest trading price for the 10 Trading Days immediately prior to the date of conversion. The Purchase Agreement and the Purchase Note contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.

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

As of May 31, 2022, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. One member of our management team handles all accounting duties including the recording of transactions, paying bills and reconciling the bank account. We have minimized this risk by having an external accountant review all transactions and make the appropriate adjustments. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2022, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

Change in Auditor

On July 14, 2022, the Company dismissed it independent registered accounting firm Michael T. Studer CPA P.C. and engaged Gries and Associates, LLC as its independent accountant following the prior accountant’s dismissal.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2013)	64

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2022, the Board held no in-person meetings.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2022 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended May 31, 2022; thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position		Fiscal Year		Salary		Stock Awards		All Other Compensation (1)		Total

Marc Angell	2022		$—		$—		$120,000		$120,000
Chief Executive Officer	2021		$—		$—		$138,817		$138,817
Secretary

(1)	Consulting fees paid or accrued. See Notes 6 and 11 to the financial statements.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2022.

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

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	—	193,050	193,050	1.19%
Marc Angell(2)	—	193,050	193,050	1.19%
All directors/director nominees and executive officers as a group (1 person)	—	193,050	193,050	1.19%

(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 193,050 shares of common stock held by the Angell Family Trust.
(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 193,050 shares of common stock held by the Angell Family Trust. Excludes 200 shares of Series A Preferred Stock held by Mr. Angell which have super-voting rights, but no conversion, dividend, or liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Angell would beneficially hold approximately 80.83% of the voting securities of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On July 14, 2022, the Company dismissed its independent registered accounting firm Michael T. Studer CPA P.C. and engaged Gries and Associates, LLC as its independent accountant following the prior accountant’s dismissal.

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. during the fiscal years ended May 31, 2022 and 2021:

	2022	2021
Audit Fees	$30,000	$35,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$30,000	$35,000

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

MUSIC OF YOUR LIFE, INC.

/s/ Marc Angell
Dated: August 29, 2022	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	August 29, 2022
Marc Angell

//s/ Marc Angell	Director	August 29, 2022
Marc Angell

