Form 10-Q
period 2022-08-31
Marquie Group, Inc.
filed 2022-10-24
CIK 1434601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 10, 2022, there were 16,192,332 shares of $0.0001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets
(Unaudited and Unreviewed by Auditor)

ASSETS
	August 31,	May 31,
	2022	2022

CURRENT ASSETS

Cash and cash equivalents	$—	$353

Total Current Assets	—	353

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $19,870 and $19,481, respectively	1,778	2,167
Trademark costs	10,365	10,365

Total Other Assets	12,143	12,532

TOTAL ASSETS	$12,143	$12,885

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$62	$—
Accounts payable	55,826	35,405
Accrued interest payable on notes payable	370,537	334,180
Accrued consulting fees	981,917	926,217
Notes payable, net of debt discounts of $6,889
and $6,889, respectively	1,457,988	1,419,108
Notes payable to related parties	123,051	135,551
Derivative liability	2,817,101	2,817,101

Total Current Liabilities	5,806,482	5,667,562

TOTAL LIABILITIES	5,806,482	5,667,562

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares
authorized, 16,192,332 and 16,189,732 shares issued
and outstanding, respectively	1,621	1,621
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	10,213,431	10,213,431
Accumulated deficit	(16,017,851)	(15,878,189)

Total Stockholders' Deficit	(5,794,339)	(5,654,677)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,143	$12,885

 The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited and Unreviewed by Auditor)

	For the Three Months Ended
	August 31,
	2022	2021

NET REVENUES	$—	$—

OPERATING EXPENSES

Salaries and Consulting fees	60,000	30,000
Professional fees	38,121	—
Other selling, general and administrative	1,305	4,161

Total Operating Expenses	99,426	34,161

LOSS FROM OPERATIONS	(99,426)	(34,161)

OTHER INCOME (EXPENSES)

Expense from derivative liability	—	(1,271,434)
Interest expense (including amortization of debt discounts of
$-0- and $100,374, respectively)	(40,236)	(243,261)
Loss on conversion of notes payable
and accrued interest	—	(1,453,492)

Total Other Income (Expenses)	(40,236)	(2,968,187)

LOSS BEFORE INCOME TAXES	(139,662)	(3,002,348)

INCOME TAX EXPENSE	—	—

NET LOSS	$(139,662)	$(3,002,348)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.48)

Weighted average shares outstanding	16,192,332	6,257,741

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited and Unreviewed by Auditor)

	Three Months Ended August 31, 2022

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2022	200	$—	16,189,732	$1,621	$8,460	$10,213,431	$(15,878,189)	$(5,654,677)

Round up of shares from reverse
stock split	—	—	2,600	—	—	—	—	—

Net loss for the three months ended
August 31, 2022	—	—	—	—	—	—	(139,662)	(139,662)

Balance, August 31, 2022	200	$—	16,192,332	$1,621	$8,460	$10,213,431	$(16,017,851)	$(5,794,339)

Three Months Ended August 31, 2021

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2021	200	$—	4,678,553	$468	$8,460	$6,987,191	$(11,762,237)	$(4,766,118)

Common stock issued for conversion
of debt	—	—	2,948,116	295	—	1,502,805	—	1,503,100

Net loss for the three months ended
August 31, 2021	—	—	—	—	—	—	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	$—	7,626,669	$763	$8,460	$8,489,996	$(14,764,585)	$(6,265,366)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed by Auditor)

	For the Three Months Ended
	August 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(139,662)	$(3,002,348)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	389	682
Expense from derivative liability	—	1,271,434
Amortization of debt discounts	—	100,374
Loss on conversion of notes payable and accrued interest	—	1,453,492
Default interest added to notes principal balance	—	102,400
Changes in operating assets and liabilities:
Accounts payable	20,421	—
Accrued interest payable on notes payable	36,357	40,489
Accrued consulting fees	55,700	25,000

Net Cash Used by Operating Activities	(26,795)	(8,477)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	62	2,249
Proceeds from notes payable	38,880	—
Repayments of notes payable to related parties	(12,500)	(25,272)
Net proceeds from notes payable to related parties	—	31,500

Net Cash Provided by Financing Activities	26,442	8,477

NET DECREASE IN CASH AND CASH EQUIVALENTS	(353)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	353	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$—	$238,596
Conversion of debt and accrued interest into common stock	$—	$49,608
Accrued interest added to notes payable principal balance	$—	$25,696

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2022 are not necessarily indicative of results that may be expected for the year ending May 31, 2023.

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

NOTE 2 - MUSIC INVENTORY

Music inventory consisted of the following:

	August 31, 2022	May 31, 2022
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(19,870)	(19,481)
Music inventory – net	$1,778	$2,167

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited and Unreviewed by Auditor)

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2022, the Company purchased $-0- worth of music inventory. For the three months ended August 31, 2022 and 2021, depreciation of music inventory was $389 and $682, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31, 2022	May 31, 2022
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022	$313,817	$253,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	314,600	318,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	29,450	30,250
Total	$981,917	$926,217

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2022	Year Ended May 31, 2022
Balance, beginning of period	$926,217	$832,967
Compensation expense accrued pursuant to consulting agreements	60,000	120,000
Payments to consultants	(4,300)	(26,750)
Balance, end of period	$981,917	$832,967

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited and Unreviewed by Auditor)

See Note 8 (Commitments and Contingencies).

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2022	May 31, 2022
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$39,300	$39,300
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on demand (CC)	50,000	50,000

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited and Unreviewed by Auditor)

Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default, net of discount of $62,754 and $-0-, respectively (VV)	167,597	167,597
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default, net of discount of $7,803 and $-0-, respectively (WW)	9,726	9,726
Convertible note payable to an entity, interest at 12%, due on December 21, 2022 (YY)	58,250	58,250
Convertible note payable to an entity, interest at 12%, due on February 8, 2023 (ZZ)	245,000	245,000
Convertible note payable to an entity, interest at 12%, due on June 10, 2023 (AA)	38,880	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,457,988	1,419,108
Less: Current Portion	(1,457,988)	(1,419,108)
Long-Term Notes Payable	$—	$—

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

August 31, 2022

(Unaudited and Unreviewed by Auditor)

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

August 31, 2022

(Unaudited and Unreviewed by Auditor)

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

(SS) On November 30, 2020, the Company issued a $170,000 Convertible Promissory Note to a lender which paid off some of the accrued interest for the note described in (RR) above. The Company received net proceeds of $32,500. The note bears interest at a rate of 12% per annum, is due on November 30, 2021, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) 105% of the closing bid price of the Common Stock on the Issue Date, or (2) the closing bid price of the Common Stock on the Trading Day immediately preceding the date of the conversion. See Note 6 (Derivative Liability).

(VV) On June 4, 2021, the Company issued a $238,596 Convertible Promissory Note to a lender which paid off the principal and accrued interest for the notes described in (EE), (FF), (KK), (LL), (MM), (NN) and (PP) above. The note bears interest at a rate of 10% per annum, is due on June 4, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) $0.00004, or (2) 50% of the lowest trading price of the common stock for the previous 15 day trading period. See Note 6 (Derivative Liability).

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

(AA) On June 10, 2022, the Company issued a $38,880 Convertible Promissory Note to a lender for net loan proceeds of $31,800. The note bears interest at a rate of 12% per annum, is due on June 10, 2023, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of (1) $0.00005, or (2) 50% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited and Unreviewed by Auditor)

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	August 31, 2022	May 31, 2022

Lender A	$—	$—
Lender B	—	—
Lender C	458,014	458,014
Lender D	170,212	170,212
14 other lenders	836,651	797,771

Total	1,464,877	1,425,997

Less debt discounts	(6,889)	(6,889)

Net	$1,457,988	$1,419,108

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2022	May 31, 2022
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	1,728	14,228
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	123,051	135,551
Less: Current Portion	(123,051)	(135,551)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at August 31, 2022 and May 31, 2022 consisted of:

	August 31, 2022		May 31, 2022
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$400,000	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	32,250
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	33,333	50,000	33,333
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	33,333	50,000	33,333
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	8,506	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	1,392,875	154,764	1,392,875
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	1,176,766	170,212	1,176,766
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	21,358	14,000	21,538
Totals	$572,982	$2,817,101	$572,982	$2,817,101

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited and Unreviewed by Auditor)

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2022 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.00004 to $0.00065 per share, (3) terms ranging from 0 days to 88 days, (4) expected volatility of 1,986% and (5) risk free interest rates ranging from 0.73% to 1.16%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2022 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.00004 to $0.00065 per share, (3) terms ranging from 0 days to 88 days, (4) expected volatility of 1,986% and (5) risk free interest rates ranging from 0.73% to 1.16%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2022	May 31, 2022

Lender A	$1,392,874	$1,392,874
Lender B	1,176,765	1,176,765
Lender C	65,044	65,044
6 other lenders	182,418	182,418

Total	$2,817,101	$2,817,101

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

August 31, 2022

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

Effective April 21, 2022, the Company effectuated a 1 for 1,000 reverse split of the Company’s Common Stock (“Reverse Split”), meaning that each 1,000 shares of Common Stock is consolidated into 1 share of Common Stock following the reverse split, provided however, that fractional shares would be rounded up to the nearest whole share. Following the Reverse Split, the Company had 16,192,332 common shares issued and outstanding. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 3 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provided for monthly compensation of $10,000 through May 31, 2022 and was increased to $20,000 after May 31, 2022. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provided for monthly compensation of $15,000 and expired on May 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provided for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019.

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

On April 1, 2018, the Company notified the Consultant that the Agreement was terminated. A total of $25,000 was paid to the Consultant in March 2018 which was expensed and included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2018. No other amounts were paid or accrued subsequent to May 31, 2018.

On October 16, 2018 (see Note 7), the Company issued 5,000 shares of its common stock to the Consultant. On October 26, 2018, the Consultant advised the Company that it had not been notified that the Agreement was terminated on April 1, 2018 and that the Company is in default of the Agreement.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2022, the Company had negative working capital of $5,806,482 and an accumulated deficit of $16,017,851. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 13, 2022 (the “Closing Date”), the Company entered into a Standby Equity Commitment Agreement (the “Equity Agreement” by and among the Company, and MacRub, LLC, a Florida limited liability company (“MacRab’), pursuant to which MacRab has agreed to purchase at the Company’s sole discretion, up to five million dollars ($5,000,000) of the Company’s common stock (the “Put Shares”) at a purchase price of  90% of the average of the two (2) lowest volume weighted average prices of the Company’s Common Stock on OTCQB during six (6) Trading Days immediately following the Clearing Date.

Contemporaneous therewith, the Company and MacRab also entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securties Act of 1933, as amended. Pursuant to the Registration Rights Agreement, the Company has registered the Put Shares pursuant in the registration statement on Form S-1 (the “Registration Statement”). The Registration Statement was filed on October 21, 2022.

Also on the Closing Date, pursuant to the Equity Agreement, the Company issued to MacRab a warrant (the “Warrant) to acquire 11,764,706 shares of the Company’s common stock.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2022 and 2021.

Revenues. The Company generated no net revenues during the three months ended August 31, 2022 and 2021. Revenues in the past have been generated from spot sales on our syndicated radio network.

Cost of Sales. Our cost of sales were $-0- for the three months ended August 31, 2022 and 2021. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Accrued salaries and consulting fees were $60,000 and $30,000 for the three months ended August 31, 2022 and 2021, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $38,121 and $-0- for the three months ended August 31, 2022 and 2021, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $1,305 and $4,161 for the three months ended August 31, 2022 and 2021, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $40,236 for the three months ended August 31, 2022 compared to net other expenses of $3,002,348 for the three months ended August 31, 2021. During the three months ended August 31, 2022 and 2021, the company recorded expense on the change in the fair value of the derivative liability in the amount of $-0- and $1,271,434, respectively. During the three months ended August 31, 2022 and 2021, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $40,236 and $243,261, which included the amortization of debt discounts of $-0- and $100,374, respectively. During the three months ended August 31, 2022 and 2021, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $-0- and $1,453,492, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2022, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2022 of $5,806,482 and $16,017,851, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2022 of $139,662. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2022 Form 10-K. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

With respect to the transactions in Note 7 to the financial statements, each of the recipients of securities of the Company was an accredited investor or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made, and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 13 notes payable aggregating $647,592 at August 31, 2022. See Note 4 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: October 24, 2022	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

