Form 10-Q/A
period 2022-08-31
Marquie Group, Inc.
filed 2022-11-17
CIK 1434601

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

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 28, 2022, there were 769,446,000 shares of $0.0001 par value common stock, issued and outstanding.

EXPLANATORY NOTE

The Marquie Group, Inc. (the “Company”) is filing this Amendment No. 1 to amend in its entirety its quarterly report on Form 10-Q for the quarter ended August 31, 2022 originally filed with the U.S. Securities and Exchange Commission on October 24, 2022 (the “Original Filing”). As stated therein, the Original Filing financial statements were not reviewed by the Company’s independent registered public accounting firm.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Balance Sheets

ASSETS
	August 31,	May 31,
	2022	2022
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$353

Total Current Assets	—	353

OTHER ASSETS

Music inventory, net of accumulated depreciation
of $19,870 and $19,481, respectively	1,778	2,167
Trademark costs	10,365	10,365

Total Other Assets	12,143	12,532

TOTAL ASSETS	$12,143	$12,885

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$62	$—
Accounts payable	55,826	35,405
Accrued interest payable on notes payable	368,631	334,180
Accrued consulting fees	981,917	926,217
Notes payable, net of debt discounts of $30,890
and $6,889, respectively	1,433,987	1,419,108
Notes payable to related parties	123,051	135,551
Derivative liability	2,814,786	2,817,101

Total Current Liabilities	5,778,260	5,667,562

TOTAL LIABILITIES	5,778,260	5,667,562

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares
authorized, 16,192,332 and 16,189,732 shares issued
and outstanding, respectively	1,621	1,621
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	10,213,431	10,213,431
Accumulated deficit	(15,989,629)	(15,878,189)

Total Stockholders' Deficit	(5,766,117)	(5,654,677)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,143	$12,885

 The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2022	2021

NET REVENUES	$-	$-

OPERATING EXPENSES

Salaries and Consulting fees	60,000	30,000
Professional fees	38,121	—
Other selling, general and administrative	1,305	4,161

Total Operating Expenses	99,426	34,161

LOSS FROM OPERATIONS	(99,426)	(34,161)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	41,194	(1,271,434)
Interest expense (including amortization of debt discounts of
$14,878 and $100,374, respectively)	(53,208)	(243,261)
Loss on conversion of notes payable
and accrued interest	—	(1,453,492)

Total Other Income (Expenses)	(12,014)	(2,968,187)

LOSS BEFORE INCOME TAXES	(111,440)	(3,002,348)

INCOME TAX EXPENSE	—	—

NET LOSS	$(111,440)	$(3,002,348)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.48)

Weighted average shares outstanding	16,192,332	6,257,741

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Three Months Ended August 31, 2022

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2022	200	$—	16,189,732	$1,621	$8,460	$10,213,431	$(15,878,189)	$(5,654,677)

Round up of shares from reverse
stock split	—	—	2,600	—	—	—	—	—

Net loss for the three months ended
August 31, 2022	—	—	—	—	—	—	(111,440)	(111,440)

Balance, August 31, 2022	200	$—	16,192,332	$1,621	$8,460	$10,213,431	$(15,989,629)	$(5,766,117)

	Three Months Ended August 31, 2021

								Total
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2021	200	$—	4,678,553	$468	$8,460	$6,987,191	$(11,762,237)	$(4,766,118)

Common stock issued for conversion
of debt	—	—	2,948,116	295	—	1,502,805	—	1,503,100

Net loss for the three months ended
August 31, 2021	—	—	—	—	—	—	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	$—	7,626,669	$763	$8,460	$8,489,996	$(14,764,585)	$(6,265,366)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(111,440)	$(3,002,348)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation of music inventory	389	682
Expense from derivative liability	(41,194)	1,271,434
Amortization of debt discounts	14,878	100,374
Loss on conversion of notes payable and accrued interest	—	1,453,492
Default interest added to notes principal balance	—	102,400
Changes in operating assets and liabilities:
Accounts payable	20,421	—
Accrued interest payable on notes payable	34,451	40,489
Accrued consulting fees	55,700	25,000

Net Cash Used by Operating Activities	(26,795)	(8,477)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	62	2,249
Proceeds from notes payable	38,880	—
Repayments of notes payable to related parties	(12,500)	(25,272)
Net proceeds from notes payable to related parties	—	31,500

Net Cash Provided by Financing Activities	26,442	8,477

NET DECREASE IN CASH AND CASH EQUIVALENTS	(353)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	353	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$38,880	$238,596
Conversion of debt and accrued interest into common stock	$—	$49,608
Accrued interest added to notes payable principal balance	$—	$25,696

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

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 8), the Company merged with The Marquie Group, Inc. (“TMGI”) in exchange for the issuance of a total of 100 shares of our common stock to TMGI’s stockholders. Following the merger, the Company had 102 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” The TMGI business plan is to license, develop and launch a direct-to-consumer, health and beauty product line called “Whim” that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients.

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

August 31, 2022

(Unaudited)

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

See Note 8 (Commitments and Contingencies).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited)

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited)

Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	170,212	167,597
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default, net of discount of $745 and $-0-, respectively (WW)	13,255	9,726
Convertible note payable to an entity, interest at 12%, due on December 21, 2022 (YY)	58,250	58,250
Convertible note payable to an entity, interest at 12%, due on February 8, 2023 (ZZ)	245,000	245,000
Convertible note payable to an entity, interest at 12%, due on June 10, 2023, net of discount of $30,145 and $-0-, respectively (AA)	8,735	—
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,433,987	1,419,108
Less: Current Portion	(1,433,987)	(1,419,108)
Long-Term Notes Payable	$—	$—

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

(AA) On June 10, 2022, the Company issued a $38,880 Convertible Promissory Note to a lender for net loan proceeds of $31,800. The note bears interest at a rate of 12% per annum, is due on June 10, 2023, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of (1) $0.05, or (2) 50% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited)

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	August 31, 2022	May 31, 2022

Lender A	$458,014	$458,014
Lender B	170,212	170,212
14 other lenders	836,651	797,771

Total	1,464,877	1,425,997

Less debt discounts	(30,890)	(6,889)

Net	$1,433,987	$1,419,108

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2022	May 31, 2022
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	1,728	14,228
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date. See Note 7 (Derivative Liability)	50,000	50,000
Total Notes Payable	123,051	135,551
Less: Current Portion	(123,051)	(135,551)
Long-Term Notes Payable	$—	$—

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited)

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at August 31, 2022 and May 31, 2022 consisted of:

	August 31, 2022		May 31, 2022
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$57,455	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	32,250
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	51,515	50,000	33,333
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	51,515	50,000	33,333
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	50,273	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	12,217	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	928,583	154,764	1,392,875
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	802,340	170,212	1,176,766
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	7,538	14,000	21,538
Convertible note payable issued June 10, 2022, due on June 10, 2023 (AA)	38,880	777,600	—	—
Totals	$611,862	$2,814,786	$572,982	$2,817,101

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited)

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2022 include (1) stock price of $0.0067 per share, (2) exercise prices ranging from $0.00004 to $0.0067 per share, (3) terms ranging from 0 days to 283 days, (4) expected volatility of 2,166% and (5) risk free interest rates ranging from 2.58% to 240%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2022 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.0004 to $0.00065 per share, (3) terms ranging from 0 days to 88 days, (4) expected volatility of 1,986% and (5) risk free interest rates ranging from 0.73% to 1.16%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2022	May 31, 2022

Lender A	$928,583	$1,392,874
Lender B	802,340	1,176,765
Lender C	777,600	—
Lender D	70,028	65,044
5 other lenders	236,235	182,418

Total	$2,814,786	$2,817,101

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2022

(Unaudited)

TMG was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMG with respect to health, beauty, and social networking products. The three stockholders of TMG prior to the merger who received the 100 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (50 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2019 and February 29, 2020) (25 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2019 and February 29, 2020) (25 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMG (and the issuance of the 100 shares of common stock) were recorded at $-0-, the historical cost of the property to TMG.

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

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2022, the Company had negative working capital of $5,778,260 and an accumulated deficit of $15,989,629. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

On September 20, 2022, the Company entered into an agreement to acquire 25% of the outstanding shares of SIMPLY WHIM, INC., a Wyoming corporation (“SIMPLY WHIM”), in exchange for 666,666,668 shares of common stock of the Company and a promissory note in the face amount of $2,000,000. SIMPLY WHIM is a skin care product development company.

On September 26, 2022, the Company entered into Exchange Agreements with existing noteholders of the Company and in respect to certain outstanding notes of the Company in the aggregate account of $173,174. The Company issued an aggregate of 86,587,000 shares of the Company’s common stock in conversion of the Exchange Notes in their entirety.

On October 13, 2022 (the “Closing Date”), the Company entered into a Standby Equity Commitment Agreement (the “Equity Agreement” by and among the Company, and MacRab, LLC, a Florida limited liability company ("MacRab"), pursuant to which MacRab has agreed to purchase at the Company’s sole discretion, up to five million dollars ($5,000,000) of the Company's common stock (the “Put Shares”) at a purchase price of 90% of the average of the two (2) lowest volume weighted average prices of the Company’s Common Stock on OTCQB during the six (6) Trading Days immediately following the Clearing Date.

Contemporaneous therewith, the Company and MacRab also entered into a Registration Rights Agreement, whereby the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement, the Company has registered the Put Shares pursuant in a registration statement on Form S-1 (the “Registration Statement”). The Registration Statement was filed on October 21, 2022.

Also on the Closing Date, pursuant to the Equity Agreement, the Company issued to MacRab a warrant (the “Warrant”) to acquire 11,764,706 shares of the Company’s common stock.

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

Other Income (Expenses). The Company had net other expenses of $12,014 for the three months ended August 31, 2022 compared to net other expenses of $2,968,187 for the three months ended August 31, 2021. During the three months ended August 31, 2022, the company recorded income on the change in the fair value of the derivative liability in the amount of $41,194. During the three months ended August 31, 2021, the company recorded expense on the change in the fair value of the derivative liability in the amount of $1,271,434. During the three months ended August 31, 2022 and 2021, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $53,208 and $243,261, which included the amortization of debt discounts of $14,878 and $100,374, respectively. During the three months ended August 31, 2022 and 2021, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $-0- and $1,453,492, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2022, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2022 of $5,778,260 and $15,989,629, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2022 of $111,440. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

The Marquie Group, Inc.

Date: October 17, 2022	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

