Form 10-Q
period 2022-11-30
Marquie Group, Inc.
filed 2023-01-23
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Not Applicable

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such & filings).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 13, 2023, there were 756,612,000 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

(Unaudited and Unreviewed by Auditor)

	November 30,	May 31,
	2022	2022
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$784	$353

Total Current Assets	784	353

OTHER ASSETS

Investment in Acquisition	6,200,000	–
Loans receivable, related party	9,247	–
Music inventory, net of accumulated depreciation of $20,259 and $19,481, respectively	1,389	2,167
Trademark costs	10,365	10,365

Total Other Assets	6,221,001	12,532

TOTAL ASSETS	$6,221,785	$12,885

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$71,318	$35,405
Accrued interest payable on notes payable	397,989	334,180
Accrued consulting fees	1,036,917	926,217
Notes payable, net of debt discounts of $30,890 and $6,889, respectively	1,414,542	1,419,108
Notes payable to related parties	2,073,451	135,551
Derivative liability	2,814,786	2,817,101

Total Current Liabilities	7,809,003	5,667,562

TOTAL LIABILITIES	7,809,003	5,667,562

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 756,612,000 and 16,189,732 shares issued and outstanding, respectively	75,663	1,621
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	14,486,896	10,213,431
Accumulated deficit	(16,158,237)	(15,878,189)

Total Stockholders' Deficit	(1,587,218)	(5,654,677)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,221,785	$12,885

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

(Unaudited and Unreviewed by Auditor)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

NET REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees	60,000	30,000	120,000	60,000
Professional fees	17,992	40,885	56,113	40,885
Other selling, general and administrative	10,696	4,905	12,001	9,066

Total Operating Expenses	88,688	75,790	188,114	109,951

LOSS FROM OPERATIONS	(88,688)	(75,790)	(188,114)	(109,951)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	–	2,827,992	41,194	1,556,558
Interest expense (including amortization of debt discounts of $14,878, $112,987, $14,878, and $213,361, respectively)	(79,920)	(165,263)	(133,128)	(408,524)
Loss on conversion of notes payable and accrued interest	–	(1,075,907)	–	(2,529,399)

Total Other Income (Expenses)	(79,920)	1,586,822	(91,934)	(1,381,365)

LOSS BEFORE INCOME TAXES	(168,608)	1,511,032	(280,048)	(1,491,316)

INCOME TAX EXPENSE	–	–	–	–

NET LOSS	$(168,608)	$1,511,032	$(280,048)	$(1,491,316)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$0.17	$(0.00)	$(0.20)

Weighted average shares outstanding	292,900,441	8,700,950	301,040,848	7,447,032

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders' Deficit

(Unaudited and Unreviewed by Auditor)

	Six Months Ended November 30, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, May 31, 2022	200	$–	16,189,732	$1,621	$8,460	$10,213,431	$(15,878,189)	$(5,654,677)

Round up of shares from reverse stock split	–	–	2,600	–	–	–	–	–

Net loss for the three months ended August 31, 2022	–	–	–	–	–	–	(111,440)	(111,440)

Balance, August 31, 2022	200	–	16,192,332	1,621	8,460	10,213,431	(15,989,629)	(5,766,117)

Common stock issued for conversion of debt	–	–	73,753,000	7,375	–	140,132	–	147,507

Investment in Acquisition	–	–	666,666,668	66,667	–	4,133,333	–	4,200,000

Net loss for the three months ended November 30, 2022	–	–	–	–	–	–	(168,608)	(168,608)

Balance, November 30, 2022	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(16,158,237)	$(1,587,218)

	Six Months Ended November 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, May 31, 2021	200	$–	4,678,553	$468	$8,460	$6,987,191	$(11,762,237)	$(4,766,118)

Common stock issued for conversion of debt	–	–	2,948,116	295	–	1,502,805	–	1,503,100

Net loss for the three months ended August 31, 2021	–	–	–	–	–	–	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	–	7,626,669	763	8,460	8,489,996	(14,764,585)	(6,265,366)

Common stock issued for conversion of debt	–	–	3,125,737	313	–	1,121,483	–	1,121,796

Net income for the three months ended November 30, 2021	–	–	–	–	–	–	1,511,032	1,511,032

Balance, November 30, 2021	200	$–	10,752,406	$1,075	$8,460	$9,611,479	$(13,253,553)	$(3,632,539)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

(Unaudited and Unreviewed by Auditor)

	For the Six Months Ended
	November 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(280,048)	$(1,491,316)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of music inventory	778	1,364
Expense from derivative liability	(41,194)	(1,556,558)
Amortization of debt discounts	14,878	213,361
Loss on conversion of notes payable and accrued interest	–	2,529,399
Default interest added to notes principal balance	–	102,400
Changes in operating assets and liabilities:
Accounts payable	35,913	8,353
Accrued interest payable on notes payable	111,316	87,666
Accrued consulting fees	110,700	55,000

Net Cash Used by Operating Activities	(47,657)	(50,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments from loans receivable, related party	(9,247)	–

Net Cash Used by Investing Activities	(9,247)	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	–	(397)
Proceeds from notes payable	69,435	45,000
Repayments of notes payable	–	(500)
Repayments of notes payable to related parties	(12,100)	(25,272)
Net proceeds from notes payable to related parties	–	31,500

Net Cash Provided by Financing Activities	57,335	50,331

NET INCREASE IN CASH AND CASH EQUIVALENTS	431	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	353	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$784	$–

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Issuance of stock and promissory note for investment in acquisition	$6,200,000	$–
Initial derivative liability charged to debt discounts	$38,880	$45,000
Conversion of debt and accrued interest into common stock	$147,507	$95,496

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended November 30, 2022 are not necessarily indicative of results that may be expected for the year ending May 31, 2023.

Organization

The Marquie Group, Inc. (formerly Music of Your Life, Inc.) (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation (“Merger Sub”), pursuant to which MYL Nevada merged with Merger Sub. As a result of the merger, MYL Nevada became a wholly-owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., a syndicated radio network. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. The Company was the surviving corporation. iRadio was an entity related to the Company by common ownership.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 2 – MUSIC INVENTORY

Music inventory consisted of the following:

	November 30, 2022	May 31, 2022
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(20,259)	(19,481)
Music inventory – net	$1,389	$2,167

The Company purchases digital music to broadcast over the radio and internet. During the six months ended November 30, 2022, the Company purchased $-0- worth of music inventory. For the six months ended November 30, 2022 and 2021, depreciation of music inventory was $778 and $1,364, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	November 30, 2022	May 31, 2022
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022	$368,817	$253,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	314,600	318,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	29,450	30,250
Total	$1,036,917	$926,217

The accrued consulting fees balance changed as follows:

	Six Months Ended November 30, 2022	Year Ended May 31, 2022
Balance, beginning of period	$926,217	$832,967
Compensation expense accrued pursuant to consulting agreements	120,000	120,000
Payments to consultants	(9,300)	(26,750)
Balance, end of period	$1,036,917	$926,217

See Note 8 (Commitments and Contingencies).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2022	May 31, 2022
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$39,300	$39,300
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on demand (CC)	–	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	170,212	167,597
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default, net of discount of $745 and $-0-, respectively (WW)	13,255	9,726
Convertible note payable to an entity, interest at 12%, due on December 21, 2022 (YY)	58,250	58,250
Convertible note payable to an entity, interest at 12%, due on February 8, 2023 (ZZ)	245,000	245,000
Convertible note payable to an entity, interest at 12%, due on June 10, 2023, net of discount of $30,145 and $-0-, respectively (AA)	8,735	–
Convertible note payable to an entity, interest at 12%, due on November 4, 2023	30,555	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,414,542	1,419,108
Less: Current Portion	(1,414,542)	(1,419,108)
Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

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

November 30, 2022

(Unaudited and Unreviewed by Auditor)

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

November 30, 2022

(Unaudited and Unreviewed by Auditor)

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

(BB) On November 4, 2022, the Company issued a $30,555 Convertible Promissory Note to a lender for net loan proceeds of $25,000. The note bears interest at a rate of 12% per annum, is due on November 4, 2023, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of (1) $0.005, or (2) 50% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date.

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	November 30, 2022	May 31, 2022
Lender A	$458,014	$458,014
Lender B	170,212	170,212
14 other lenders	817,206	797,771

Total	1,445,432	1,425,997

Less debt discounts	(30,890)	(6,889)

Net	$1,414,542	$1,419,108

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	November 30, 2022	May 31, 2022
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	2,128	14,228
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	14,228
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand	–	50,000
Total Notes Payable	2,073,451	135,551
Less: Current Portion	(2,073,451)	(135,551)
Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at November 30, 2022 and May 31, 2022 consisted of:

	November 30, 2022		May 31, 2022
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$57,455	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	32,250
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	51,515	50,000	33,333
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	51,515	50,000	33,333
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	50,273	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	12,217	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	928,583	154,764	1,392,875
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	802,340	170,212	1,176,766
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	7,538	14,000	21,538
Convertible note payable issued June 10, 2022, due on June 10, 2023 (AA)	38,880	777,600	–	–
Totals	$611,862	$2,814,786	$572,982	$2,817,101

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2022 include (1) stock price of $0.0067 per share, (2) exercise prices ranging from $0.00004 to $0.0067 per share, (3) terms ranging from 0 days to 283 days, (4) expected volatility of 2,166% and (5) risk free interest rates ranging from 2.58% to 240%.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

(Unaudited and Unreviewed by Auditor)

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2022 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.0004 to $0.00065 per share, (3) terms ranging from 0 days to 88 days, (4) expected volatility of 1,986% and (5) risk free interest rates ranging from 0.73% to 1.16%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	November 30, 2022	May 31, 2022

Lender A	$928,583	$1,392,874
Lender B	802,340	1,176,765
Lender C	777,600	–
Lender D	70,028	65,044
5 other lenders	236,235	182,418

Total	$2,814,786	$2,817,101

NOTE 7 – EQUITY TRANSACTIONS

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

November 30, 2022

(Unaudited and Unreviewed by Auditor)

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

November 30, 2022

(Unaudited and Unreviewed by Auditor)

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

(Unaudited and Unreviewed by Auditor)

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2022, the Company had negative working capital of $7,808,219 and an accumulated deficit of $16,158,237. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 10 – INVESTMENT IN ACQUISITION

On September 20, 2022, the Company entered into an agreement to acquire 25% of the outstanding shares of SIMPLY WHIM, INC., a Wyoming corporation (“SIMPLY WHIM”), in exchange for 666,666,668 shares of common stock of the Company and a promissory note in the face amount of $2,000,000. SIMPLY WHIM is a skin care product development company. At the date of the acquisition, the price per share of the company shares was $0.0063. The total consideration paid by the company (value of stock issued and promissory note) was $6,200,000 which has been recorded as Investment in Acquisition on the balance sheet as of November 30, 2022.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2022 and 2021.

Revenues. The Company generated no net revenues during the three and six months ended November 30, 2022 and 2021. Revenues in the past have been generated from spot sales on our syndicated radio network.

Cost of Sales. Our cost of sales were $-0- for the three and six months ended November 30, 2022 and 2021. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Accrued salaries and consulting fees were $60,000 and $30,000 for the three months ended November 30, 2022 and 2021, respectively. Accrued salaries and consulting fees were $120,000 and $60,000 for the six months ended November 30, 2022 and 2021, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $17,992 and $40,885 for the three months ended November 30, 2022 and 2021, respectively. Professional fees were $56,113 and $40,885 for the six months ended November 30, 2022 and 2021, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $10,696 and $4,905 for the three months ended November 30, 2022 and 2021, respectively. Other selling, general and administrative expenses were $12,001 and $9,066 for the six months ended November 30, 2022 and 2021, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $79,920 for the three months ended November 30, 2022 compared to net other income of $1,586,822 for the three months ended November 30, 2021. The Company had net other expenses of $91,934 for the six months ended November 30, 2022 compared to net other expenses of $1,381,365 for the six months ended November 30, 2021. During the six months ended November 30, 2022, the company recorded income on the change in the fair value of the derivative liability in the amount of $41,194. During the six months ended November 30, 2021, the company recorded expense on the change in the fair value of the derivative liability in the amount of $1,556,558. During the six months ended November 30, 2022 and 2021, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $133,128 and $408,524, which included the amortization of debt discounts of $14,878 and $213,361, respectively. During the six months ended November 30, 2022 and 2021, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $-0- and $2,529,399, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2022, our primary source of liquidity consisted of $784 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2022 of $7,808,219 and $16,158,237, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2022 of $280,048. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 13 notes payable aggregating $647,592 at November 30, 2022. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Music of Your life, Inc. (incorporated by reference to the Company’s Form S-1/A filed on November 22, 2022)
3.2	Amended and Restated Bylaws of Music of Your Life, Inc. (incorporated by reference to the Company’s Form S-1/A filed on November 22, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Marquie Group, Inc.

Date: January 23, 2023	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

