Form 10-Q/A
period 2022-11-30
Marquie Group, Inc.
filed 2023-02-01
CIK 1434601

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

EXPLANATORY NOTE

The Marquie Group, Inc. (the “Company”) is filing this Amendment No. 1 to amend in its entirety its quarterly report on Form 10-Q for the quarter ended November 30, 2022 originally filed with the U.S. Securities and Exchange Commission on January 23, 2023 (the “Original Filing”). As stated therein, the Original Filing financial statements were not reviewed by the Company’s independent registered public accounting firm.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

	November 30,	May 31,
	2022	2022
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$784	$353

Total Current Assets	784	353

OTHER ASSETS

Investment in Acquisition	6,200,000	–
Loans receivable, related party	9,247	–
Music inventory, net of accumulated depreciation of $20,259 and $19,481, respectively	1,389	2,167
Trademark costs	10,365	10,365

Total Other Assets	6,221,001	12,532

TOTAL ASSETS	$6,221,785	$12,885

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$66,319	$35,405
Accrued interest payable on notes payable	397,989	334,180
Accrued consulting fees	1,036,917	926,217
Notes payable, net of debt discounts of $48,830 and $6,889, respectively	1,396,601	1,419,108
Notes payable to related parties	2,073,451	135,551
Derivative liability	1,035,419	2,817,101

Total Current Liabilities	6,006,696	5,667,562

TOTAL LIABILITIES	6,006,696	5,667,562

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 756,612,000 and 16,189,732 shares issued and outstanding, respectively	75,663	1,621
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	14,486,896	10,213,431
Accumulated deficit	(14,355,930)	(15,878,189)

Total Stockholders' Deficit	215,089	(5,654,677)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,221,785	$12,885

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

NET REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees	60,000	30,000	120,000	60,000
Professional fees	12,992	40,885	51,113	40,885
Other selling, general and administrative	10,696	4,905	12,001	9,066

Total Operating Expenses	83,688	75,790	183,114	109,951

LOSS FROM OPERATIONS	(83,688)	(75,790)	(183,114)	(109,951)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	1,809,922	2,827,992	1,851,116	1,556,558
Interest expense (including amortization of debt discounts of $14,878, $112,987, $27,493, and $213,361, respectively)	(92,535)	(165,263)	(145,743)	(408,524)
Loss on conversion of notes payable and accrued interest	–	(1,075,907)	–	(2,529,399)

Total Other Income (Expenses)	1,717,387	1,586,822	1,705,373	(1,381,365)

INCOME (LOSS) BEFORE INCOME TAXES	1,633,699	1,511,032	1,522,259	(1,491,316)

INCOME TAX EXPENSE	–	–	–	–

NET INCOME (LOSS)	$1,633,699	$1,511,032	$1,522,259	$(1,491,316)

BASIC AND DILUTED:
Net loss per common share	$0.01	$0.17	$0.01	$(0.20)

Weighted average shares outstanding	292,900,441	8,700,950	301,040,848	7,447,032

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders' Deficit

	Six Months Ended November 30, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, May 31, 2022	200	$–	16,189,732	$1,621	$8,460	$10,213,431	$(15,878,189)	$(5,654,677)

Round up of shares from reverse stock split	–	–	2,600	–	–	–	–	–

Net loss for the three months ended August 31, 2022	–	–	–	–	–	–	(111,440)	(111,440)

Balance, August 31, 2022	200	–	16,192,332	1,621	8,460	10,213,431	(15,989,629)	(5,766,117)

Common stock issued for conversion of debt	–	–	73,753,000	7,375	–	140,132	–	147,507

Investment in Acquisition	–	–	666,666,668	66,667	–	4,133,333	–	4,200,000

Net loss for the three months ended November 30, 2022	–	–	–	–	–	–	1,633,699	1,633,699

Balance, November 30, 2022	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(14,355,930)	$215,089

	Six Months Ended November 30, 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, May 31, 2021	200	$–	4,678,553	$468	$8,460	$6,987,191	$(11,762,237)	$(4,766,118)

Common stock issued for conversion of debt	–	–	2,948,116	295	–	1,502,805	–	1,503,100

Net loss for the three months ended August 31, 2021	–	–	–	–	–	–	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	–	7,626,669	763	8,460	8,489,996	(14,764,585)	(6,265,366)

Common stock issued for conversion of debt	–	–	3,125,737	313	–	1,121,483	–	1,121,796

Net income for the three months ended November 30, 2021	–	–	–	–	–	–	1,511,032	1,511,032

Balance, November 30, 2021	200	$–	10,752,406	$1,075	$8,460	$9,611,479	$(13,253,553)	$(3,632,539)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

	For the Six Months Ended
	November 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$1,522,259	$(1,491,316)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of music inventory	778	1,364
Expense from derivative liability	(1,851,116)	(1,556,558)
Amortization of debt discounts	27,493	213,361
Loss on conversion of notes payable and accrued interest	–	2,529,399
Default interest added to notes principal balance	–	102,400
Changes in operating assets and liabilities:
Accounts payable	30,914	8,353
Accrued interest payable on notes payable	111,316	87,666
Accrued consulting fees	110,700	55,000

Net Cash Used by Operating Activities	(47,657)	(50,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments from loans receivable, related party	(9,247)	–

Net Cash Used by Investing Activities	(9,247)	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	–	(397)
Proceeds from notes payable	69,435	45,000
Repayments of notes payable	–	(500)
Repayments of notes payable to related parties	(12,100)	(25,272)
Net proceeds from notes payable to related parties	–	31,500

Net Cash Provided by Financing Activities	57,335	50,331

NET INCREASE IN CASH AND CASH EQUIVALENTS	431	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	353	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$784	$–

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Issuance of stock and promissory note for investment in acquisition	$6,200,000	$–
Conversion of debt and accrued interest into common stock	$147,507	$95,496

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

See Note 8 (Commitments and Contingencies).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2022	May 31, 2022
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$39,300	$39,300
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on demand (CC)	–	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	170,212	167,597
Convertible note payable to an entity, interest at 8%, due on August 27, 2022 (WW)	14,000	9,726
Convertible note payable to an entity, interest at 12%, due on December 21, 2022 (YY)	58,250	58,250
Convertible note payable to an entity, interest at 12%, due on February 8, 2023 (ZZ)	245,000	245,000
Convertible note payable to an entity, interest at 12%, due on June 10, 2023, net of discount of $20,452 and $-0-, respectively (AA)	18,428	–
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, net of discount of $28,378 and $-0-, respectively (C)	2,176	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,396,601	1,419,108
Less: Current Portion	(1,396,601)	(1,419,108)
Long-Term Notes Payable	$–	$–

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

(C) On November 4, 2022, the Company issued a $30,555 Convertible Promissory Note to a lender for net loan proceeds of $25,000. The note bears interest at a rate of 12% per annum, is due on November 4, 2023, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of (1) $0.005, or (2) 50% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	November 30, 2022	May 31, 2022
Lender A	$458,014	$458,014
Lender B	170,212	170,212
14 other lenders	817,205	797,771

Total	1,445,431	1,425,997

Less debt discounts	(48,830)	(6,889)

Net	$1,396,601	$1,419,108

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	November 30, 2022	May 31, 2022
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	2,128	14,228
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	14,228
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand	–	50,000
Total Notes Payable	2,073,451	135,551
Less: Current Portion	(2,073,451)	(135,551)
Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at November 30, 2022 and May 31, 2022 consisted of:

	November 30, 2022		May 31, 2022
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$73,171	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	73,561	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	54,537	21,500	32,250
Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	–	50,000	33,333
Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	–	50,000	33,333
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	64,024	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	15,559	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	215,203	154,764	1,392,875
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	217,468	170,212	1,176,766
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	16,569	14,000	21,538
Convertible note payable issued June 10, 2022, due on June 10, 2023 (AA)	38,880	218,979	–	–
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	30,555	86,448	–	–
Totals	$642,417	$1,035,419	$572,982	$2,817,101

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2022 include (1) stock price of $0.0058 per share, (2) exercise prices ranging from $0.00004 to $0.002665 per share, (3) terms ranging from 0 days to 365 days, (4) expected volatility of 2,170% and (5) risk free interest rates ranging from 4.07% to 4.76%.

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

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	November 30, 2022	May 31, 2022

Lender A	$215,203	$1,392,874
Lender B	217,468	1,176,765
Lender C	305,427	–
Lender D	96,052	65,044
5 other lenders	201,269	182,418

Total	$1,035,419	$2,817,101

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2022

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2022, the Company had negative working capital of $6,005,912 and an accumulated deficit of $14,355,930. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Professional Fees. Professional fees were $12,992 and $40,885 for the three months ended November 30, 2022 and 2021, respectively. Professional fees were $51,113 and $40,885 for the six months ended November 30, 2022 and 2021, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

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

Other Income (Expenses). The Company had net other income of $1,717,387 for the three months ended November 30, 2022 compared to net other income of $1,586,822 for the three months ended November 30, 2021. The Company had net other income of $1,705,373 for the six months ended November 30, 2022 compared to net other expenses of $1,381,365 for the six months ended November 30, 2021. During the six months ended November 30, 2022, the company recorded income on the change in the fair value of the derivative liability in the amount of $1,851,116. During the six months ended November 30, 2021, the company recorded income on the change in the fair value of the derivative liability in the amount of $1,556,558. During the six months ended November 30, 2022 and 2021, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $145,743 and $408,524, which included the amortization of debt discounts of $27,493 and $213,361, respectively. During the six months ended November 30, 2022 and 2021, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $-0- and $2,529,399, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2022, our primary source of liquidity consisted of $784 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2022 of $6,005,912 and $14,355,930, respectively, which raises doubt about our ability to continue as a going concern. We generated net income for the six months ended November 30, 2022 of $1,522,259, however, most of that income was the result of income from derivative liability rather than operating income. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 13 notes payable aggregating $654,481 at November 30, 2022. See Note 4 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: February 1, 2023	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

