Form 10-Q
period 2023-02-28
Marquie Group, Inc.
filed 2023-04-21
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 11, 2023, there were 756,612,000 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

(Unaudited)

ASSETS
	February 28,	May 31,
	2023	2022

CURRENT ASSETS

Cash and cash equivalents	$45	$353

Total Current Assets	45	353

OTHER ASSETS

Investment in Acquisition	6,200,000	–
Loans receivable, related party	23,247	–
Music inventory, net of accumulated depreciation of $20,489 and $19,481, respectively	1,159	2,167
Trademark costs	10,365	10,365

Total Other Assets	6,234,771	12,532

TOTAL ASSETS	$6,234,816	$12,885

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$69,414	$35,405
Accrued interest payable on notes payable	483,388	334,180
Accrued consulting fees	1,091,517	926,217
Notes payable, net of debt discounts of $31,709 and $6,889, respectively	1,439,122	1,419,108
Notes payable to related parties	2,072,851	135,551
Derivative liability	1,536,695	2,817,101

Total Current Liabilities	6,692,987	5,667,562

TOTAL LIABILITIES	6,692,987	5,667,562

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 756,612,000 and 16,189,732 shares issued and outstanding, respectively	75,663	1,621
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	14,486,896	10,213,431
Accumulated deficit	(15,029,190)	(15,878,189)

Total Stockholders' Deficit	(458,171)	(5,654,677)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,234,816	$12,885

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

NET REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Accrued Salaries and Consulting fees	60,000	30,000	180,000	90,000
Professional fees	8,096	27,763	59,209	68,648
Other selling, general and administrative	1,369	14,459	13,370	23,525

Total Operating Expenses	69,465	72,222	252,579	182,173

LOSS FROM OPERATIONS	(69,465)	(72,222)	(252,579)	(182,173)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	–	260,032	–	260,032
Income (expense) from derivative liability	(501,275)	(388,102)	1,349,841	1,168,456
Interest expense (including amortization of debt discounts of $17,120, $67,186, $44,614, and $259,354, respectively)	(102,520)	(123,412)	(248,263)	(531,936)
Loss on conversion of notes payable and accrued interest	–	(281,425)	–	(2,810,824)

Total Other Income (Expenses)	(603,795)	(532,907)	1,101,578	(1,914,272)

INCOME (LOSS) BEFORE INCOME TAXES	(673,260)	(605,129)	848,999	(2,096,445)

INCOME TAX EXPENSE	–	–	–	–

NET INCOME (LOSS)	$(673,260)	$(605,129)	$848,999	$(2,096,445)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.05)	$0.00	$(0.22)

Weighted average shares outstanding	756,612,000	13,123,087	451,229,140	9,318,259

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders' Deficit

	Nine Months Ended February 28, 2023
	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, May 31, 2022	200	$–	16,189,732	$1,621	$8,460	$10,213,431	$(15,878,189)	$(5,654,677)

Round up of shares from reverse stock split	–	–	2,600	–	–	–	–	–

Net loss for the three months ended August 31, 2022	–	–	–	–	–	–	(111,440)	(111,440)

Balance, August 31, 2022	200	–	16,192,332	1,621	8,460	10,213,431	(15,989,629)	(5,766,117)

Common stock issued for conversion of debt	–	–	73,753,000	7,375	–	140,132	–	147,507

Investment in Acquisition	–	–	666,666,668	66,667	–	4,133,333	–	4,200,000

Net loss for the three months ended November 30, 2022	–	–	–	–	–	–	1,633,699	1,633,699

Balance, November 30, 2022	200	–	756,612,000	75,663	8,460	14,486,896	(14,355,930)	215,089

Net income for the three months ended February 28, 2023	–	–	–	–	–	–	(673,260)	(673,260)

Balance, February 28, 2023	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(15,029,190)	$(458,171)

	Nine Months Ended February 28, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, May 31, 2021	200	$–	4,678,553	$468	$8,460	$6,987,191	$(11,762,237)	$(4,766,118)

Common stock issued for conversion of debt	–	–	2,948,116	295	–	1,502,805	–	1,503,100

Net loss for the three months ended August 31, 2021	–	–	–	–	–	–	(3,002,348)	(3,002,348)

Balance, August 31, 2021	200	–	7,626,669	763	8,460	8,489,996	(14,764,585)	(6,265,366)

Common stock issued for conversion of debt	–	–	3,125,737	313	–	1,121,483	–	1,121,796

Net income for the three months ended November 30, 2021	–	–	–	–	–	–	1,511,032	1,511,032

Balance, November 30, 2021	200	–	10,752,406	1,075	8,460	9,611,479	(13,253,553)	(3,632,539)

Common stock issued for conversion of debt	–	–	3,255,926	326	–	384,032	–	384,358

Net loss for the three months ended February 28, 2022	–	–	–	–	–	–	(605,129)	(605,129)

Balance, February 28, 2022	200	$–	14,008,331	$1,401	$8,460	$9,995,511	$(13,858,682)	$(3,853,310)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	February 28,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$848,999	$(2,096,445)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of music inventory	1,008	1,753
Gain on settlement of debt	–	(260,032)
Income from derivative liability	(1,349,841)	(1,168,456)
Amortization of debt discounts	44,614	280,546
Loss on conversion of notes payable and accrued interest	–	2,810,824
Default interest added to notes principal balance	–	103,190
Changes in operating assets and liabilities:
Accounts payable	34,009	9,956
Accrued interest payable on notes payable	196,715	112,778
Accrued consulting fees	165,300	76,950

Net Cash Used by Operating Activities	(59,196)	(128,936)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments from loans receivable, related party	(23,247)	–

Net Cash Used by Investing Activities	(23,247)	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	–	(1,140)
Proceeds from notes payable	94,835	348,250
Repayments of notes payable	–	(200,500)
Repayments of notes payable to related parties	(12,700)	(27,272)
Net proceeds from notes payable to related parties	–	31,500

Net Cash Provided by Financing Activities	82,135	150,838

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(308)	21,902

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	353	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45	$21,902

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Issuance of stock and promissory note for investment in acquisition	$6,200,000	$–
Initial derivative liability charged to debt discounts	$–	$283,596
Conversion of debt and accrued interest into common stock	$147,507	$198,429

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended February 28, 2023 are not necessarily indicative of results that may be expected for the year ending May 31, 2023.

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

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 8), the Company merged with The Marquie Group, Inc. (“TMGI”) in exchange for the issuance of a total of 100 shares of our common stock to TMGI’s stockholders. Following the merger, the Company had 102 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” The company aims to create or acquire compelling brands that can be successfully promoted on the radio network and its vast social media network, which has over 500,000 followers.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2023

NOTE 2 - MUSIC INVENTORY

Music inventory consisted of the following:

	February 28, 2023	May 31, 2022
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(20,489)	(19,481)
Music inventory – net	$1,159	$2,167

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 28, 2023, the Company purchased $-0- worth of music inventory. For the nine months ended February 28, 2023 and 2022, depreciation of music inventory was $1,008 and $1,753, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	February 28, 2023	May 31, 2022
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022	$428,817	$253,817

Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	309,600	318,100

Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350

Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700

Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000

Due to two other service providers	29,050	30,250

Total	$1,091,517	$926,217

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2023

The accrued consulting fees balance changed as follows:

	Nine Months Ended February 28, 2023	Year Ended May 31, 2022
Balance, beginning of period	$926,217	$832,967
Compensation expense accrued pursuant to consulting agreements	180,000	120,000
Payments to consultants	(14,700)	(26,750)
Balance, end of period	$1,091,517	$926,217

See Note 8 (Commitments and Contingencies).

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2023	May 31, 2022
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$64,700	$39,300

Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000

Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000

Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000

Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000

Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000

Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000

Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000

Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000

Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2023

Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000

Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500

Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100

Convertible note payable to an entity, interest at 10%, due on demand (CC)	–	50,000

Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000

Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505

Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764

Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	170,212	167,597

Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	9,726

Convertible note payable to an entity, interest at 12%, due on December 21, 2022 (YY)	58,250	58,250

Convertible note payable to an entity, interest at 12%, due on February 8, 2023 (ZZ)	245,000	245,000

Convertible note payable to an entity, interest at 12%, due on June 10, 2023, net of discount of $10,865 and $-0-, respectively (AA)	28,015	–

Convertible note payable to an entity, interest at 12%, due on November 4, 2023, net of discount of $20,844 and $-0-, respectively (C)	9,711	–

Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000

Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000

Notes payable to individuals, non-interest bearing, due on demand	103,475	103,476

Total Notes Payable	1,439,122	1,419,108

Less: Current Portion	(1,439,122)	(1,419,108)

Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2023

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

February 28, 2023

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

February 28, 2023

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

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	February 28, 2023	May 31, 2022

Lender A	$458,014	$458,014
Lender B	170,212	170,212
14 other lenders	842,605	797,771

Total	1,470,831	1,425,997

Less debt discounts	(31,709)	(6,889)

Net	$1,439,122	$1,419,108

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2023

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 28, 2023	May 31, 2022
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073

Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250

Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	1,528	14,228

Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	14,228

Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 2,500 shares of common stock since August 16, 2018), interest at 10%, due on demand	–	50,000

Total Notes Payable	2,072,851	135,551

Less: Current Portion	(2,072,851)	(135,551)

Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2023

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at February 28, 2023 and May 31, 2022 consisted of:

	February 28, 2023		May 31, 2022
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$296,000	$40,000	$40,000

Convertible note payable issued April 5, 2017, due on demand (W)	29,000	66,156	29,000	43,500

Convertible note payable issued April 5, 2017, due on demand (X)	21,500	49,047	21,500	32,250

Convertible note payable issued December 1, 2017, due on demand (BB)	50,000	–	50,000	33,333

Convertible note payable issued December 1, 2017, due on demand (CC)	50,000	–	50,000	33,333

Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	259,000	35,000	35,000

Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	62,942	8,506	8,506

Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	154,795	154,764	1,392,875

Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	157,061	170,212	1,176,766

Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	76,462	14,000	21,538

Convertible note payable issued June 10, 2022, due on June 10, 2023 (AA)	38,880	158,570	–	–

Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	30,555	256,662	–	–

Totals	$642,417	$1,536,695	$572,982	$2,817,101

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2023

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

Assumptions used for the calculations of the derivative liability of the notes at February 28, 2023 include (1) stock price of $0.0042 per share, (2) exercise prices ranging from $0.00004 to $0.00128 per share, (3) terms ranging from 0 days to 249 days, (4) expected volatility of 2,182% and (5) risk free interest rates ranging from 4.65% to 5.17%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2022 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.0004 to $0.00065 per share, (3) terms ranging from 0 days to 88 days, (4) expected volatility of 1,986% and (5) risk free interest rates ranging from 0.73% to 1.16%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	February 28, 2023	May 31, 2022

Lender A	$154,795	$1,392,874
Lender B	453,061	1,176,765
Lender C	415,233	–
Lender D	398,403	65,044
5 other lenders	115,203	182,418

Total	$1,536,695	$2,817,101

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

February 28, 2023

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

February 28, 2023

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 3 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provided for monthly compensation of $10,000 through May 31, 2022 and was increased to $20,000 after May 31, 2022. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provided for monthly compensation of $15,000 and expired on May 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provided for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019. Most of these Consulting Fees remain unpaid and are noted on the books as “Accrued Consulting Fees” which are fees that have accumulated over a period of time but left unpaid.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2023

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

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2023, the Company had negative working capital of $6,692,942 and an accumulated deficit of $15,029,190. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 10 – INVESTMENT IN ACQUISITION

On September 20, 2022, the Company entered into an agreement to acquire 25% of the outstanding shares of SIMPLY WHIM, INC., a Wyoming corporation (“SIMPLY WHIM”), in exchange for 666,666,668 shares of common stock of the Company and a promissory note in the face amount of $2,000,000. SIMPLY WHIM is a skin care product development company. At the date of the acquisition, the price per share of the company shares was $0.0063. The total consideration paid by the company (value of stock issued and promissory note) was $6,200,000 which has been recorded as Investment in Acquisition on the balance sheet.

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

BUSINESS OVERVIEW

The Marquie Group, Inc. (TMGI) focuses on direct-to-consumer sales, marketing, and product development. By utilizing its wholly owned subsidiary, Music of Your Life—a renowned radio band and syndicated network—TMGI promotes both its own products and those of other businesses through radio advertising. The company's primary objective is to establish or acquire captivating brands that can be effectively promoted on the radio network and through its extensive social media network of more than 500,000 followers.

To meet these objectives, TMGI recently acquired a 25% stake in Simply Whim, Inc., which encompasses the Whim® Inner and Outer Nutrition line of health and beauty products. The Whim® product line is designed to address modern skin nutrition and beauty challenges, using a safe, proprietary blend of amino acids, antioxidants, and other nature-derived ingredients. In addition to radio advertising on Music of Your Life, Whim® products are sold through various channels, including social media. The company's social media presence includes nearly 400,000 followers for Music of Your Life®, 100,000 for Simply Whim's founder, and an expanding network of followers for Simply Whim/Whim® exceeding 10,000 combined.

TMGI markets these products through its subsidiary, Music of Your Life, which has featured an array of celebrity DJs such as Pat Boone, Peter Marshall, Wink Martindale, Gary Owens, and many others. The network's unique and rare collection of liners and promos include shout-outs from numerous Hollywood celebrities, making it a popular feature for listeners. “This is Frank Sinatra, and you’re listening to the Music of Your Life” is the only radio endorsement given by the legendary singer, which runs daily along with dozens of others celebrity liners. Music of Your Life® can be heard on AM, FM, and HD terrestrial radio stations across the United States and simulcast to more than 60 countries via the internet.

The Music of Your Life® brand has become a valuable historical asset, synonymous with Americana music from the Great American Songbook and radio broadcasting for nearly five decades. Holding the coveted slot as one of the first audio trademarks ever issued by the United States Patent and Trademark Office, second only to the NBC 3-note chimes, Music of Your Life holds a prominent place in US history. The trademarked audio recording, “The dreams we share we’ll always remember, remember with the Music of Your Life” became a national television commercial starring Tony Bennett. The Music of Your Life brand has been featured in various network television shows such as The West Wing, NBC TV Summer Special starring Tony Tennille, music collections from Time Life and CBS, and multiple PBS television specials, further solidifying its legacy.

The network produces 8,760 hours of radio programming annually, making it the longest-running music radio program in history with a remarkable 394,200 total hours (and counting) covering more than 45 years. The broadcast is supported through 30 and 60-second commercials airing every hour, targeting the Music of Your Life listening audience.

Costs of goods sold include music licensing agreements, royalties, operational and staffing expenses related to managing the syndicated radio network, and product development and marketing costs. General and administrative expenses consist of administrative wages, office expenses, legal and accounting fees, and other professional fees, as well as travel and miscellaneous office and administrative expenses. Selling and marketing expenses encompass selling/marketing wages, benefits, advertising, promotional expenses, and other related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 28, 2023 and 2022.

Revenues. The Company generated no net revenues during the three and nine months ended February 28, 2023 and 2022. Revenues in the past have been generated from spot sales on our syndicated radio network.

Cost of Sales. Our cost of sales were $-0- for the three and nine months ended February 28, 2023 and 2022. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Fees. Accrued salaries and consulting fees were $60,000 and $30,000 for the three months ended February 28, 2023 and 2022, respectively. Accrued salaries and consulting fees were $180,000 and $90,000 for the nine months ended February 28, 2023 and 2022, respectively. We expect that salaries and consulting expenses will increase as we add personnel to build our multi-media entertainment business.

Professional Fees. Professional fees were $8,096 and $27,763 for the three months ended February 28, 2023 and 2022, respectively. Professional fees were $59,209 and $68,648 for the nine months ended February 28, 2023 and 2022, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $1,369 and $14,459 for the three months ended February 28, 2023 and 2022, respectively. Other selling, general and administrative expenses were $13,370 and $23,525 for the nine months ended February 28, 2023 and 2022, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $603,795 for the three months ended February 28, 2023 compared to net other expenses of $532,907 for the three months ended February 28, 2022. The Company had net other income of $1,101,578 for the nine months ended February 28, 2023 compared to net other expenses of $1,914,272 for the nine months ended February 28, 2022. During the nine months ended February 28, 2023, the company recorded income on the change in the fair value of the derivative liability in the amount of $1,349,841. During the nine months ended February 28, 2022, the company recorded income on the change in the fair value of the derivative liability in the amount of $1,168,456. During the nine months ended February 28, 2023 and 2022, other expenses incurred were also comprised of interest expenses related to notes payable in the amount of $248,263 and $531,936, which included the amortization of debt discounts of $44,614 and $259,354, respectively. During the nine months ended February 28, 2023 and 2022, the Company recorded a loss on the conversion of notes payable and accrued interest in the amount of $-0- and $2,810,824, respectively, based on difference between the fair market value of the stock at issuance and the amount of notes payable and accrued interest converted.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2023, our primary source of liquidity consisted of $45 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 28, 2023 of $6,692,942 and $15,029,190, respectively, which raises doubt about our ability to continue as a going concern. We generated net income for the nine months ended February 28, 2023 of $848,999, however, most of that income was the result of income from derivative liability rather than operating income. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 13 notes payable aggregating $654,481 at February 28, 2023. See Note 4 to the Consolidated Financial Statements.

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

The Marquie Group, Inc.

Date: April 21, 2023	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

