Form 10-K
period 2023-05-31
Marquie Group, Inc.
filed 2023-09-13
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended May 31, 2023
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission file number: 000-54163

THE MARQUIE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 4th St. N, Ste. 4000, St. Petersburgh, FL (Address of principal executive offices) 33702 (Zip Code)

Registrant’s telephone number, including area code: (800) 351-3021

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $0.001 par value	TMGI	OTC Markets

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
Emerging Growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of The Marquie Group, Inc. held by non-affiliates as of September 12, 2023, was $884,291.

As of September 12, 2023, there were 884,291,250 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

THE MARQUIE GROUP, INC., AND SUBSIDIARIES

2023 FORM 10-K ANNUAL REPORT

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this annual report to “The Marquie Group”, “TMGI” or the “company,” including references to The Marquie Group by “we” “us” “our” and “its” refer to The Marquie Group, Inc., and our subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Marquie Group makes “forward-looking statements” from time to time in both written reports (including this annual report) and oral statements, within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “intends,” “could,” “would,” “should,” “seeks,” “predicts,” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on these forward-looking statements, which reflect our expectations based upon data available to the company as of the date of this annual report. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this annual report. Any such forward-looking statements, whether made in this annual report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections and other forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

PART I

ITEM 1. BUSINESS.

Relationship with Music of Your Life, Inc. (MOYL)

As of May 31, 2023, TMGI beneficially owned 100% of the outstanding shares of MOYL common stock. MOYL is the longest running syndicated radio network in the world. MOYL provides radio programming 24 hours a day, 7 days a week to AM, FM, and HD stations across the United States, and around the world over the internet.

Relationship with Simply Whim, Inc. (Whim)

As of May 31, 2023, TMGI beneficially owned 25% of the outstanding shares of Whim common stock. Whim is a direct to consumer, emerging skin care brand dedicated to high quality, safe and efficacious beauty enhancing products.

Relationship with Global Holdings Experience, Inc. (GNX)

As of May 31, 2023, TMGI beneficially owned 100% of the outstanding shares of GNX common stock. The GNE business plan is to license intellectual property to third parties.

Relationship with AminoMints, Inc. (AMI)

On April 21, 2023, we announced a joint venture / acquisition with AminoMints, Inc. with terms to be determined in the near future. AminoMints is an established brand of amino acids in mint form directed toward young adults as an entry toward a healthier lifestyle by incorporating amino acids in your diet as a daily regimen toward better health and cancer prevention.

Corporate Information

The Marquie Group, Inc. is an emerging direct-to-consumer firm specializing in marketing, product development, and media, including a dynamic radio and digital network. We craft and promote top-tier health and beauty solutions that enrich lives, showcased through engaging radio content for our audience.

We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Health and Beauty, which also qualify as reportable segments. Our operating segments reflect how we assess the performance of each operating segment and determine the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.

We measure and evaluate our operating segments based on operating income and operating expenses that do not include allocations of costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury, which are reported as unallocated corporate expenses in our consolidated statements of operations included in this annual report. We also exclude costs such as amortization, depreciation, taxes, and interest expense when evaluating the performance of our operating segments.

Our filings with the Securities and Exchange Commission (“SEC”) are available free of charge under the Investor Relations section of our website at www.themarquiegroup.com as soon as reasonably practical after electronically filed. Any information found on our website is not a part of or incorporated by reference into this annual report or any other report of TMGI filed with or furnished to the SEC.

Business Strategy

Covid-19 had a devastating impact on our company starting in 2020. We lost all advertising revenue, we lost several on-air personalities to illness, and our production facilities were shut down. We returned to the drawing board to create a new marketing plan for success, which took a couple years to implement. It was a big undertaking – reinvent the business by adding tangible goods and services to improve the company’s current revenue stream associated with radio advertising while at the same time, create a new stand-alone profitable enterprise. Implementing this new plan required recapitalizing the company to attract a business in-line with our model. We entered into an agreement with a new investor, paid-off most of our old debt, and found an S-1 investor. This giant pivot led to our first acquisition with Simply Whim and their Whim® line of products. The company is now heading in the right direction with this new philosophy.

We are fundamentally committed to providing products which use only safe and efficacious ingredients for health of the entire person at the cellular level, with emphasis on anti-aging and cancer prevention, using only products manufactured in the United States while adhering to strict global standards. Our commitment to these values means that we may choose not to switch to other products or ingredients or pursue potentially more profitable opportunities. We advertise these products across our broadcast network including local radio stations, streaming over the internet, downloadable podcast style programs, and social media.

The Marquie Group™

The Marquie Group manages corporate governance of its wholly owned subsidiaries, secures financing for operations, seeks-out products and companies for acquisition and implements the marketing plan of the company to increase profitability. To meet these objectives, TMGI recently acquired a 25% stake in Simply Whim, Inc., which encompasses the Whim Inner and Outer Nutrition line of health and beauty products. The Whim product line is designed to address modern skin nutrition and beauty challenges, using a safe, proprietary blend of amino acids, antioxidants, and other nature-derived ingredients.

By utilizing our wholly owned subsidiary, Music of Your Life® - a renowned radio brand and syndicated broadcast network - we advertise both our own products, and those of other businesses using 60-second radio commercials airing every hour on the network and heard around the country on our affiliated radio stations while simulcast over the internet. The company's primary objective is to develop or acquire captivating brands that can be successfully advertised on our broadcast radio network, our digital media platform and promoted through our extensive social media network of more than 500,000 followers. Whim products are also sold on our simplywhim.com website, our Public Square webstore, and our new Amazon webstore.

Music of Your Life®

Music of Your Life produces and delivers radio programming to affiliated AM, FM, and HD radio stations across the country and around the world over the internet. Since our launch in 1978, Music of Your Life has been broadcasting more than 400,000 hours making it the longest running non-stop radio program in the world. Terrestrial radio stations from around the country carry Music of Your Life programming on an advertising barter arrangement whereby Music of Your Life owns three minutes per hour for network commercials which are aired by the station in that city. This gives us direct access to our listeners at a local level to advertise our goods and services. The same Music of Your Life broadcast heard on local radio, is also simulcast over the internet, and heard around the world to more than 90-countries. We own 12 minutes of advertising time over the internet allowing us to reach our listeners on a national level. Music of Your Life is an automated delivery of “live” recordings. Several moving parts must come together seamlessly to deliver smooth sounding broadcast free of technical issues, including compelling programming delivered by announcers. Once the show leaves the studio, significant layers of technology are employed right up the point the sound is heard by the listener on either their car radio, portable radio, cell phone, computer, or intelligent television.

Our Music of Your Life song catalogue is compiled of more than 100,000 titles. Many of these songs include difficult to find older recordings that originated on long play records (LP’s) which date back to the turn of the 20th century. We also have our entire catalogue on several hundred reel-to-reel tapes which preserve the high quality of the originals. We have transferred much of this music to a lossless digital format known as the Waveform Audio File Format (WAV). These WAV files are of a very large size and take up tremendous hard drive space, therefore, we have converted our entire catalogue to the MPEG-1 Audio Layer 3 format (MP3). Advancing software and hardware technology in the music space has reached a pinnacle with a recent lossless format called FLAC, or Free Lossless Audio Codec. This technology offers amazing CD or WAV quality specifications in a small file size. An effort is underway to convert the entire Music of Your Life catalogue from the original source material to the FLAC format offering our listeners a much-improved experience which cannot be found on any free streaming service today.

Looking ahead, we have an ambitious sales forecast for the growth of Music of Your Life, positioning it as the definitive podcast destination for the Great American Songbook, spanning iconic hits from the 1920s to the early 21st century. Leveraging cutting-edge audio reproduction and broadcasting technology, we aim to offer an unparalleled listening experience that outshines any of our competitors' offerings, regardless of price point.

To further enrich our network's entertainment offerings, we'll be launching an extended version of our already popular Celebrity Radio® podcast. This revamped edition will not only include high-quality audio but will also feature added video content, attracting a diverse array of guests from the music industry, radio, film, television, and social media. Sales projections indicate a considerable uptick in engagement and sponsorship opportunities as a result.

Additionally, we plan to extend our Street Talk® feature into the podcasting space, with episodes slated to feature timely conversations with influential personalities and industry leaders who shape the financial markets. We anticipate that this diversification will contribute significantly to our revenue streams in the coming years.

•	Affiliates. We have affiliate radio station affiliates located in: New York City, NY; Los Angeles, CA; Tampa Bay, FL; Clearwater, FL; San Francisco, CA; Kansas City, KS; St. Louis, MO; and Celina, OH.

•	Simulcast. Our daily broadcast show simulcast is delivered over the internet to more than 90-countries.
•	Programming. We arrange our music programming into various “dayparts” including “Adult Standards”, “Decades of Hits”, “50’s at 5”, “60’s at 6”, “70’s at 7”, and Juke Box Saturday Night.
•	Audio Technology. We use the Barix internet audio distribution system including their “Reflector” service for radio station affiliates (provides audio tone triggers for local automation computers).
•	Streaming Technology. We use the Digital Ocean node system for backhauling our packet data directly from our broadcast automation system to Reflector. This provides a 99.99% uptime environment with very little packet loss, and low latency resulting in very high-quality audio throughput. We stream at a bitrate of 320 kbs.
•	Internet Technology. We use high-speed fiber optic internet from Frontier Cable Business for a 99.99% uptime internet connection.
•	Computer and Automation Technology. We use a computer system running Windows 11 with Station Playlist Studio Radio Automation System. We employ a full, redundant backup system for system failures.
•	Podcast Shows. We produce three podcasts: Celebrity Radio – featuring interviews with some of Hollywood’s legacy entertainers; Collusion Radio – a politically charged conversation about the current state of affairs of our country; and Street Talk – financial conversations about the dealings of Wall Street.
•	Music. We have a catalogue of more than 100,000 songs from the early 1900’s to present day. Most of our music has been ripped from original sources such as long play records (LP’s) or compact disks (CD’s.) to WAV, AIFF and MP3 files. Because of improving internet broadcast technology, we have started the process of converting our original music files to the FLAC lossless codec for an unbeatable sound quality.

Simply Whim™

Whim® is a rising beauty brand committed to delivering high-quality, safe, and effective beauty products, formulated through a fusion of Nature, Nutrition, and Science. Established to fill the gap in an industry lacking adequate standards and regulations, Whim® is a response to a pressing need for safer, more transparent options in the beauty sector. Our founder, a 3-time cancer survivor who is currently undergoing treatment for her latest diagnosis, leverages her decades-long experience in the industry to create products that meet a higher standard. She is acutely aware that U.S. regulations for beauty products lag far behind those of many other countries, allowing the use of ingredients that are considered toxic, carcinogenic, and hormone-disrupting elsewhere. Proudly made and sold exclusively in the USA, Whim® is set to redefine beauty norms by offering conscientious choices for consumers.

As we look ahead, we are optimistic about our sales prospects. Our sales forecast for the next year anticipates a robust growth, reflecting the increasing consumer demand for safer, high-quality beauty solutions. We are committed to not just meeting but exceeding these expectations as we continue to innovate and expand our product range.

Whim® Beauty Products

Age Defying Moisturizer	Illuminating Eye Treatment
Multi-Action Exfoliating Scrub	Polishing Cleanser
Youth Boosting Serum	Antioxidant Serum
Hush Beauty Sleep Blend	Harmony Multi-Vitamin Beauty Complex
Boost™ Hydrolyzed Collagen Peptide Powder	AminoMints® - under reformulation
Whim Gummies™ - under development	VitaWhims™ - under development

VitaWhims™

We are currently in the process of developing VitaWhims™, a new line of sugar-free vitamin gummies, designed as a part of our Whim® Inner Nutrition health and beauty collection. This forthcoming addition is intended to replace our existing Whim® sleep aid, Hush, and our beauty supplement, Harmony. Meticulously crafted without sugar, corn syrup, dyes, or any unhealthy fillers, our gummies are designed to cater to a specific need. Recently, the nutritional gummy sector in the United States has witnessed remarkable growth, yet the demand for sugar-free options remains largely unfulfilled. VitaWhims™ is tactically positioned to bridge this gap with a mid-2024 launch. We anticipate the introduction of VitaWhims™ will substantially boost our revenue, capitalizing on the burgeoning demand for health-conscious, sugar-free options in the nutritional supplement market.

AminoMints®

Our recent collaboration with AminoMints, Inc. signifies our foray into the cancer prevention market, leveraging evidence-based supplements and ingredients bolstered by clinical trials, medical research, and substantiated outcomes. AminoMints, scheduled for launch in mid-2024, are concocted with a special mix of essential amino acids, proven to confer numerous health advantages such as augmented muscle development, bettered cognitive function, and a strengthened immune system. Importantly, these amino acids have demonstrated considerable promise in inhibiting cancer cell proliferation and boosting the effectiveness of standard cancer therapies. While AminoMints are not designed to supplant medical interventions, they serve as a handy and scientifically endorsed supplementary alternative for those seeking to maximize their overall wellness and bolster their body's innate cancer-fighting capabilities. With AminoMints, we deliver an innovative solution, underpinned by science, directly to your pocket. Looking ahead, our sales forecast for next year reflects an optimistic outlook, given the groundbreaking nature of this product and the increasing demand for supplementary options in cancer prevention. We anticipate a strong market response and robust sales growth following the product launch, as we contribute to the global effort to combat cancer.

Our History

Our company was incorporated on January 30, 2008, in the State of Florida, as Maximum Consulting, Inc. and shortly thereafter changed its name to ZhongSen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies. On May 31, 2013, our Company entered into an acquisition agreement (the “Acquisition”) with Music of Your Life, Inc., a Nevada corporation (“MOYL Nevada”). As a result of the Acquisition, MOYL Nevada became a wholly owned subsidiary of our Company. We changed our name to Music of Your Life, Inc. effective July 26, 2013. On August 16, 2018, we merged into The Marquie Group, Inc., changed our name and adopted the ticker symbol “TMGI”. (see below).

Covid Pandemic of 2020

The Marquie Group was deeply affected by the outbreak of Covid beginning in 2020. Just as we executed our new plan for growth under the recent name change and restructure, our subsidiary Music of Your Life, lost its revenue due to the shutdown of its advertising agency, Marketing Architects. Both of our senior announcers, who had been on the air for decades with top nationwide ratings, contracted the disease and could not return to work, one has since passed. Our remote announcers lost access to their recording studios. The new partnership with Simply Whim faltered as the company could not fill orders or build inventory due to the loss of all supply chain elements. The owner of Simply Whim suffered a heart attack and subsequently diagnosed with Stage IV breast cancer in mid-2020. She began the long, difficult journey of surgeries and chemotherapy which continues to this day. The decision was made to push-on and implement a short-term emergency plan for the company which included airing previously recorded programming for Music of Your Life, and source alternate packaging locally for the Whim products. The net result for the following two and a half years was a complete loss of revenue, adding convertible debt for operations, and another capital restructure.

The 25% acquisition of Simply Whim was implemented for us to have more control of the company, access capital markets, and move the Whim products to market more expeditiously. The new plan is working, and we have emerged in 2023 with new life. Supply chains have reopened, wholesale goods are no longer backordered, and customer orders are being filled. Whim products are currently advertised on the Music of Your Life radio network, our new Public Square store is launching in September 2023 with our new Amazon Marketplace store to follow in October. We have engaged the services of the well-known social media influencers, The Gemini Group for a September social media campaign launch and have engaged the services of the Amazon Marketplace media team at Social Influence for an October launch.

Music of Your Life

The Early Years

The Music of Your Life’s legacy in the radio and music industry began with its launch on January 1, 1978, by Al Ham, a renowned CBS Records executive and jingle writer. This event, which took place on WDJZ radio station in Bridgeport, Connecticut, marked the beginning of the world's longest running syndicated music radio network. Over time, the music programming evolved from its traditional Adult Standards music format to include hits from the 60’s, 70’s, and contemporary genres such as pop, rock & roll, country, and jazz segmented into various dayparts.

Record Breaking Longevity

Since its inception, Music of Your Life has aired over 400,000 hours of continuous radio programming, servicing more than 250 AM, FM, and HD radio stations in the U.S. The global reach of the network expanded over the past 10 years, reaching 90 countries through online streaming from our website and a host of third-party service providers. A Guinness Book of World Records application was filed in mid 2023 for a listing as the Longest Continuous Broadcast of a Radio Network.

Intellectual Property

In 1984, the network's theme song, originally sung by the legendary Tony Bennett, received recognition from the US Patent and Trademark Office, becoming one of the first sound recordings to be trademarked. Also in 1984, our partnership with CBS Records also led to the production of numerous Music of Your Life record albums and cassette tapes featuring top recording artists. In 2010, Music of Your Life, Inc. acquired the Music of Your Life trademarks for $250,000.

One-of-a-Kind Programming

One unique feature developed by the founder was having recorded messages by the stars whose songs were being played. Known as “The Stars Who Play the Stars”, a phrase coined by the legendary announcer, Gary Owens. These recorded messages, known as “liners”, can still be heard today, featuring voices from celebrities like Frank Sinatra, Barry Manilow, Danny DeVito, Kim Bassinger, among others.

Streaming Accessibility

Our network is accessible across nearly every streaming platform including Apple's iTunes, Tune-In, Shoutcast, Roku, YouTube, as well as on iPhones, iPads, Apple TV, CarPlay, and Android devices. We have an estimated audience of approximately 100,000 unique listeners per month across all platforms.

Celebrity Announcers

Our "Stars who Play the Stars" on-air lineup has featured various past and present celebrity DJs, enhancing our audience appeal, including shows hosted by 1950’s crooner Pat Boone, Peter Marshall from Hollywood Squares, Laugh-In’s Gary Owens, singer Patty Page, game show superstar Wink Martindale, big band leader Les Brown, Jr., Steve Torme, son of Mel, radio legends Johnny Magnus and Chuck Southcott.

Record Breaking Listener Trends

Over the years, the network gained significant traction, with more than 250 stations adopting Music of Your Life's format. Al Ham's innovative "matched-flow sequencing" for song arrangement contributed significantly to our audience retention, keeping listeners tuned in for up to 15 hours a day, 5-times the national average.

Satellite Radio and Cutting-Edge Technology

In 1996, we relaunched as a satellite-delivered service, enhancing our competitive edge against similar offerings from rivals like Westwood One and ABC Radio Networks. By harnessing technological advances, we transitioned from satellite to the Barix internet distribution system, achieving noticeable improvements in audio quality and a significant cost savings. Changes in FCC rules also allowed for simultaneous broadcasting on FM frequencies, further expanding our audience reach. Today, Music of Your Life has a strong presence across multiple AM, FM, HD radio stations, and worldwide online streaming platforms.

Live Performances, Cruise Ship Entertainment, TV Shows, Time Life Box Sets, CBS Records and More

Alongside our on-air success, our music was also promoted through live performances, featuring iconic big bands and artists, and special events such as the Music of Your Life television special on CBS Television. Our network's influence also extended to product offerings such as Music of Your Life CDs, Time Life-issued multi-CD box sets, and a Music of Your Life television special produced by PBS in 2016. For more than 10 years, Carnival Cruise Lines hosted the Music of Your Life Celebrity Cruise to the Bahamas. Despite the challenges posed by the digital revolution in music and radio advertising, we've continued to adapt and evolve. The Time Life - Music of Your Life collaboration, featuring Debbie Boone and Peter Marshall is one of the most successful boxsets in the iconic brand’s history.

Management Reboot and Brand Resilience

We've continually adapted our offerings, introducing contemporary artists and swing bands to our programming, thereby ensuring our content remains relevant to our audience. Despite facing challenges in the late 2000’s due to management issues, The Marquie Group took decisive action. In 2010, we underwent a significant restructuring under the leadership of Marc Angell, who revamped operations, improved programming, and revitalized the Music of Your Life brand. We strategized a plan to partner with companies or acquire products that we could market directly to the consumer using our network radio reach, thereby bypassing the traditional ad agency model, and sharing directly in revenue. This strategic shift led to the acquisition of Simply Whim, an emerging health and beauty company dedicated to high quality, safe and efficacious beauty enhancing products marketed under their popular Whim® brand.

New Advertising Agency

We’ve replaced the ad agency lost to covid with MSH Marketing starting July 2023. MSH specializes in pay-per-call or listener response revenue model. We expect to see revenue from this new opportunity during the 4th quarter 2023.

The Marquie Group

New Direction

Challenged by a spike in music licensing fees and a decline in conventional radio advertising rates, formats, and prospects, we faced hurdles in maintaining a revenue stream with our Music of Your Life syndicated radio service. As a strategy to overcome these challenges, we investigated direct collaborations of products, and or acquisitions of companies with products for marketing with radio advertisements across our radio network. This led to the merger with The Marquie Group, a DTC (direct-to-consumer) sales and marketing company which holds exclusive licensing rights to an array of products, including those crafted by Simply Whim. One prominent offering from Simply Whim is the "Whim" beauty line – a brand focused on providing quality, safety, and effective beauty enhancement products. In 2022, the Company initiated marketing for the Whim products using the Music of Your Life radio network, primarily through a sequence of radio ads.

2023 marks the beginning of our venture into the arena of cancer prevention through safe, effective, and scientifically proven supplements. To implement this plan, we began with a joint venture with AminoMints, Inc. and their AminoMints® brand. We are currently reformulating the AminoMints product to enhance its cancer prevention properties. Reformulated AminoMints contains specific amino acids that have been scientifically proven to inhibit the growth of cancer cells by disrupting their metabolic pathways and starving them of the nutrients they need to proliferate. Generally, Amino acids play a crucial role in the development and maintenance of the immune system. AminoMints® helps to enhance the immune response, enabling the body to fight cancer cells more effectively.

In the coming months and years, we plan additional product development, joint ventures, and acquisitions with a revolutionary approach to cancer care, harnessing the power of amino acids to inhibit cancer growth, boost the immune system, enhance recovery, and promote overall well-being.

Recapitalization

On August 16, 2018, a merger was cemented with The Marquie Group, Inc. (TMGI). The deal saw the issuance of 100,000 of our common stock shares to TMGI’s shareholders. Post-merger, the total common stock shares issued and standing tallied at 102,277. On December 5, 2018, there was an amendment and a redefinition of the Company's Articles of Incorporation. This change transitioned the Company's name from "Music of Your Life, Inc." to "The Marquie Group, Inc." A symbol change with FINRA occurred on February 22, 2018 – moving from "MYLI" to "TMGI." During this time, we funded the company using convertible debt instruments from several lenders.

Simply Whim™

Entering the Multibillion Dollar Industry of Personal Care

The history of Simply Whim and the Whim® Brand begins with its founder, Jacquie Angell, a globally recognized expert in skincare with over two decades in the beauty and wellness industry. Jacquie has introduced products in more than 90 countries around the world, taking advantage of the opportunity to gain extensive knowledge on global product regulations, uses, and trends.

Needs Based Solutions

Jacquie's journey as a three-time cancer survivor has inspired her mission to create effective, safe, and simple skincare products. Her current experience with chemotherapy fuels her drive further. Her exposure to international regulations revealed to her that the US guidelines are far behind global standards. This realization led to a deeper investigation of ingredients used in the American beauty industry. She found numerous toxic, carcinogenic, and endocrine-disrupting ingredients in products, which posed significant health risks. Jacquie also identified the presence of ineffective but seemingly attractive natural ingredients in many products. Whim® aims to bridge the regulatory gap in the United States by adhering to strict global ingredient regulations rather than just the FDA's list of banned substances.

On a Whim

Motivated by these findings, Jacquie committed herself to the development of products that enhance health and beauty without compromise. She created the Whim® line to bridge the gap between Inner Health & Outer Nutrition™, firmly believing in the equal importance of what goes into and onto the body. She strives to educate others that Age is Not a Skin Type® and emphasizes the critical influence of lifestyle on skin health and aging. Whim® is dedicated to using only ingredients that either directly contribute to overall health and wellbeing or enhance the integrity and effectiveness of its product formulations. Whim® offers custom-blended products inspired by Nature, Nutrition, and Science to combat aging, stress, and environmental factors while nourishing the body, mind, and soul holistically. Whim® was conceived out of a passionate necessity for higher industry standards and regulations regarding skincare ingredients.

Our Strategy

Our primary objective is to provide high quality, safe and efficacious health and beauty products comporting with global regulations and guidelines rather than the substandard, often dangerous guidelines set in the United States. We advertise these products on our expanding radio network, Music of Your Life www.musicofyourlife.com, our webstore, simplywhim.com/all-products, and soon on Public Square and Amazon. Our Philosophy - offer people of all ages uniquely crafted products with powerful ingredients derived from Nature, Nutrition & Science to enhance health and beauty. Made in the USA and sold only in the USA.

Music of Your Life®

Our strategy is centered on building strong consumer relationships across our multiple platforms with national reach. Moreover, we believe that we can leverage our investments in innovative products and compelling intellectual property to better monetize our assets and to capture increasing market share across the broader audience ecosystem. The key elements of this growth strategy are:

Broadening the scope of audio engagement

1.	We are expanding the spectrum of choices for our listeners-both in terms of compelling content and the array of ways in which it can be consumed.
2.	We have launched a new effort to attract terrestrial radio station affiliates which will not only increase our listening audience in terms of time Average Quarter Hour (AQH) listening and geographical reach, but also the rates we can charge third party vendors on the network.
3.	We are launching new podcast style shows for broadcast on the network with access on the company website and social media platforms utilizing our Collusion Radio® and Celebrity Radio® platforms.
4.	We are launching a new short-format, pay-to-play 6-minute newscast using our trademarked “Street Talk®” platform for affiliates to fill-in their local availability. Street Talk® will also launch as a financial podcast, estimated for a fourth quarter 2023 launch. Street Talk® will also be added to the digital podcast platform to attract advertising dollars.

Our goal for 2023 – 2024 is to increase the proliferation of connected TVs, voice assistants, smart auto and other connected devices which greatly increases the range of options for accessing and interacting with our content. Notably, our website musicofyourlife.com is currently under a rebuild to expand and simplify our access to a range of platforms and devices including smart speakers, digital auto dashes, tablets, wearables, smartphones, virtual assistants, televisions, and gaming consoles. include an all-in-one digital music, podcast, and live streaming digital radio service, We are very focused on rapidly growing content categories, such as podcasting. These initiatives not only improve the listener experience, but they also facilitate further engagement and heightened frequency of advertising impressions. We believe that podcasting is to talk what streaming is to music and is the next strategic audio platform. Our developing podcasting platform will allow us to capture incremental revenue as well as extend station brands, personalities, and events onto a new platform-ultimately extending and deepening our consumer relationships and our opportunities for additional advertising revenue.

Employing technology to gain greater penetration of advertising and listener reach.

As an indication of the size of the potential opportunity, we currently have approximately 350,000 total social media followers compared to millions of followers for some of our largest social and search competitors that utilize technology solutions for advertisers of all sizes. We will continue to enhance our monetization capabilities by utilizing the industry leading Triton Audio Marketplace, an innovative global open audio exchange that allows customers to aggregate audiences at scale across broadcast, podcast, and streaming, and Triton Digital, a global leader in digital audio advertising and measurement services. We plan to initiate the Triton services in the fourth quarter of this year.

Increasing share of national advertising market.

Broadcast radio is the number one consumer reach medium, and advertisers have a renewed appreciation for its scale, diverse demographic access and impact. We intend to complement our current local and national advertising presence in approximately 10 U.S. markets by further growing our stake in national advertising campaigns through our multi-platform portfolio of audio assets, roster of on-air talent, and the amplifying effect of our listeners' social engagement. As a result of our implementation of the Triton technology, national advertisers will be able to look to our audio offerings with their extensive reach, efficient pricing, and digital-like analytics.

Simply Whim™

We are expanding our efforts to target beauty enthusiasts across multiple demographics and shopping behaviors. Beauty enthusiasts have a deep emotional connection with beauty and develop brand loyalty when targeted with buying opportunities that reflect their social and economic profile.

Increasing our understanding about how the consumer and beauty category are evolving, during the first quarter 2023 we refreshed our strategic efforts to position Whim® for continued success. We are focused on four key strategic pillars designed to increase our market presence, create brand loyalty, and drive long-term profitable growth.

Drive breakthrough and disruptive growth through an expanded definition of Age is Not a Skin Type®.

Driving the message that your chronological age does not define how your skin ages, rather, the way you treat your skin through your lifestyle choices does, we are launching an advertising campaign our trademark Age is Not a Skin Type®, a daily regimen of Whim® products combined with a good diet, exercise, and healthy habits will help keep you looking young and healthy, regardless of your age.

Beauty enthusiasts enjoy the experience of discovering and trying new products and increasingly include beauty as part of their self-care and wellness journey. Reflecting these insights, our objective is to engage and continuously delight beauty enthusiasts with a curated, differentiated, inclusive assortment focused on leading beauty and self-care trends. We are focused on maximizing growth in two core categories: Outer Nutrition – a full-suite of topical skincare products including face wash, scrubs, moisturizers, and serums; and Inner Nutrition – a full-suite of ingestible nutrition products designed to drive growth of cross-category strategic platforms.

Evolve the omnichannel experience through connected physical and digital ecosystems.

Recent post-covid data trends confirm that beauty enthusiasts prefer to transact in physical stores, where they can discover and interact with products and other beauty enthusiasts. At the same time, digital channels offer convenience, product reviews, and price transparency. As a result, the guest journey is increasingly blurring across physical and digital channels. To drive greater guest engagement across all channels, we intend to enter the physical space focusing on resort spas and high-volume retail such as Sephora and Ulta. We will continue to differentiate our service offerings with our compelling story, healthy ingredients, and cleaver branding. We intend to grow our buy anywhere, fill anywhere capabilities with the inclusion of our new Amazon Marketplace and Public Square storefronts for a wider reach than a single point of purchase through our existing website SEO. Our objective is to deliver a cohesive, industry-leading omnichannel experience that drives breakthrough engagement with our guests and unlocks the combined potential of our physical and digital channels.

Expand and deepen our presence across the beauty journey, solidifying Whim® as a Lifestyle Brand focused on Nature Nutrition and Science.

Based on our marketing trends, beauty enthusiasts have an emotional, personal, and deep connection with beauty. Social media contributes to this connection, and we expect the influence and reach of beauty will continue to grow as engagement with social platforms increases. To expand Whim’s reach, relevancy, and buyer engagement, we intend to amplify our brand purpose; build a content ecosystem to deliver compelling, relevant ingredient awareness; drive further innovation in our high quality, safe, and efficacious beauty enhancing products to increase personalization, drive conversion, and support our brands. Our vision is to expand and deepen our presence across the beauty journey to increase consumer acquisition and drive consumer engagement, loyalty, and share of wallet.

Deeply committed to our “No Nasties” philosophy across new product development platforms utilizing the strictest global regulations.

Whim products are free of parabens, phthalates, sulfates, artificial colors, and dyes. They’re cruelty free, gluten free, and vegan friendly. We pride ourselves in our selection of unique ingredients with a strong foundation in the principles of nutrition. We utilize the power of antioxidant vitamins, amino acids, peptides, and plant-based botanicals from both land and sea. And our nutrition products are non-GMO, sugar free, fat free and carb free. And contain no artificial colors or flavors.

New product offerings play a key role in brand awareness and customer loyalty. Dedicated to bolstering brand recognition across platforms, we aim to enrich our beauty collection with innovative products. Our latest offering, VitaWhims™ – a sugar-free multi-vitamin gummy, crafted in alignment with the Whim® philosophy.

Intellectual Property

A major factor in our growth and success is based on labeling our goods and services with brands which easily identify with the consumer. Through our subsidiaries, we have obtained exclusive licenses with the right of first refusal to multiple trademarks registered with the United States Patent and Trademark Office (the “USPTO”) and offer goods and services using these trademarks.

We are currently negotiating a concurrent use agreement with ULTA Beauty, the nation’s largest beauty retailer, for the Whim trademark in Class 03. ULTA allowed their Whim trademark to expire under the USPTO guidelines. Simply Whim CEO Jacquie Angell has successfully obtained multiple Whim trademarks with the USPTO and is currently in discussions with ULTA legal representatives.

The Marquie Group, Inc.

1.	AminoMints® - License
2.	AminoFizz® – License
3.	Sanitea® - License
4.	Insanitea® – License

Music of Your Life, Inc.

1.	Music of Your Life®
2.	Celebrity Radio®
3.	Collusion Radio®
4.	Street Talk®

Simply Whim, Inc.

1.	Whim®
2.	Simply Whim™ – Pending registration
3.	Age is Not a Skin Type®
4.	Inner Health and Outer Beauty®
5.	Inner Health & Outer Nutrition®
6.	Ask Jacquie®
7.	Beauty Buzz®
8.	VitaWhims™ – Application
9.	Whim Gummies™ - Application

Our Market

Music of Your Life

Music of our Life produces and delivers multiple forms of broadcast audio: broadcast audio complete with music, announcers’ voice tracks, and commercials delivered to local AM, FM and HD terrestrial radio stations across the United States as a single 24 hours a day, 7 days a week via private feed using the Barix delivery system; a simulcast of the broadcast presentation streamed directly to the public over the internet from the musicofyourlife.com website; and as a pre-recorded podcast available as a download directly to the public from our website. (Internet radio is defined as a web-based audio service and is transmitted through the internet. It contains streaming media that delivers continuous streaming of audio that cannot be paused in between or replayed once the audio is finished.)

•	BIA Advisory Services reports that total local radio over-the-air and digital revenue for 2022 topped $13.6 billion in 2022, growing 7.4 percent from $12.6 billion in 2021. According to S&P Global Market Intelligence, between 2022 and 2027, radio station local and national spot ad revenues, including digital, to increase at a CAGR of 1.06% in rated markets, with non-rated markets declining, at a CAGR of negative 0.36%. Total radio revenue, including national and local spot, digital, off-air and network revenue, is expected to be mostly flat at a five-year CAGR of 0.78% from an estimated $15.47 billion in 2022 to $16.09 billion by the end of 2027.
•	U.S. radio industry ad revenues are forecast to grow at a modest pace through 2027, according to a new report from PwC. Broadcast radio’s combined over the air and online audio ad sales are on track to rise from $15.8 billion in 2022 to $16.6 billion in 2027, at a compound annual growth rate of 0.9%. When subscription revenue from satellite radio is factored in, total radio revenue is expected to increase from $21.9 billion in 2022 to $23.2 billion in 2027. That amounts to a compound annual growth rate of 1.2%.
•	Revenue in the Music Streaming market is projected to reach US$10.20 billion in 2023 for an annual growth rate (CAGR 2023-2027) of 5.11%, resulting in a projected market volume of US$12.45 billion by 2027. The number of users is expected to amount to double to 161.30 million users by 2027. User penetration will be 40.3% in 2023 and is expected to hit 46.9% by 2027.
•	U.S. podcast ad revenues showed resilience by growing 26% year-over-year to $1.8 billion. Podcasting continues to be one of the fastest growing digital channels, outpacing the total internet ad market.
•	The global internet radio market was valued at US $37.10 billion in 2022, and it is expected to reach US $72.76 billion by 2029 with a CAGR of 10.1% during the forecast period, according to Inside Radio.

Simply Whim

Simply Whim sells direct to the consumer a line of healthy beauty products including skincare and dietary supplements for healthy skin called Whim®. We sell these products from our webstore at simplywhim.com and are currently in the process of launching our Amazon Marketplace and Public Square online stores.

•	Our Outer Nutrition (skincare) products operate within the large and growing U.S. beauty products industry. In 2022, this market represented approximately $172 billion in sales, according to forecasted Euromonitor International and IBIS World Inc. In 2022, the beauty products industry totaled approximately $104 billion and included cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. Within this market, we compete across the skincare category.
•	Our Inner Nutrition (supplements) products operate within the large and growing U.S. dietary supplements products industry. In 2022, this market represented $50.91 billion in sales, according to Grandview Research, and is expected to grow at a compound annual growth rate (CAGR) of 5.7% from 2023 to 2030. The primary factors driving the market growth are the growing population of senior citizens, rising awareness and focus on preventive healthcare, and rising demand for the sports nutrition supplements. Additionally, consumers are moving towards self-directed care, which is also expected to drive demand for the dietary supplements in the U.S.

Competition

Music of Your Life

We compete for share of our listeners’ time and engagement, a challenging task in today’s fragmented and multi-tasking world. We believe our national reach, the strength of our brand and assets, the quality of our programming and personalities, and the companionship nature of our medium allows us to compete effectively against both our legacy competition-cable and broadcast television, and other broadcast radio operators-as well as newer, digital competition, including streaming music and video services, social media, and other digital companies.

Similarly, we compete for advertising and marketing dollars in the U.S. advertising market against an increasingly diverse set of competitors. Our legacy competition for the radio, podcast and digital advertising market includes legacy broadcast radio operators, as well as satellite radio companies, podcasters and streaming music companies with ad supported components of their business. We also compete in the larger U.S. advertising market-inclusive of the radio, podcast and digital opportunity-by developing and offering competitive advertising products intended to attract advertising and marketing dollars that might otherwise go to companies in the cable and broadcast television, digital, search, Internet, audio, print, newspaper, sponsorship, and other advertising spaces.

Simply Whim

There is significant competition within each market and platform where our products are sold. We compete against manufacturers and marketers of beauty products, and personal care products. In addition to the established multinational brands against which we compete, small, targeted niche brands such as ours continue to enter the beauty market. We also have competition from private label products sold by retailers.

We believe that we compete primarily based on perceived value, including pricing and innovation, product efficacy, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, direct sales, and other activities (including influencers). It is difficult for us to predict the timing, scale, and effectiveness of our competitors’ actions in these areas or the timing and impact of new entrants into the marketplace.

Channels

Simply Whim

•	Online

o	Simplywhim.com
o	Amazon.com/simplywhim
o	PublicSquare.com/simplywhim

•	Resort Spas

o	We are actively developing relationships with several resort spas around the US for product placement.

•	Influencer Partnership

o	The Gemini Group - Gemininigroup.com

•	Amazon Partnership

o	Social Influence Group – socialinfluence.com

Marketing and Advertising

Music of Your Life

We self-promote expansion of our podcast, streaming and syndication services across our broadcast network, mobile streaming applications, our broadcast website, and other digital platforms that reach national, regional, and local audiences as opportunities become available.

Simply Whim

Our marketing expense is targeted towards digital, social media, and streaming advertising. We believe these channels are highly effective in communicating with existing customers, as well as attracting new buyers. Our marketing program has been effective in communicating with our existing online, mobile, and retail followers in a targeted and relevant way. Our digital marketing strategy includes search engine optimization, paid search, mobile advertising, social media, display advertising, and influencer marketing channels. Digital marketing, coupled with our national radio advertising, has helped us increase brand awareness and consideration among those not familiar with Whim®, which we believe has resulted in new customers.

Information Technology

We are committed to using technology to improve our competitive position. We depend on a variety of information systems and technologies (including cloud technologies) to manage the operations of our growing customer base. We rely on computer systems to provide information for all areas of our business, including streaming, supply chain, merchandising, POS, e- commerce, marketing, finance, and accounting. Our core business systems consist mostly of purchased and licensed software programs that integrate together and with our internally developed web-based solutions. Our technology also includes a company-wide network that connects all corporate users, on-line stores, and our internal distribution infrastructure and provides communications for continual polling of sales movement across all levels.

We manage data security and privacy at the highest levels. Our Chief Executive Officer is actively engaged in oversight of cybersecurity and IT infrastructure and works with outsourced vendors to manage all network operations. Our vendors keep our Chief Executive Officer informed on cybersecurity and privacy matters throughout the year. We have established processes for sharing data and performing third-party risk assessment and regular disaster recovery planning and response readiness testing. Our security approach also includes multiple layers of defense and testing of controls. We have strengthened our data protection capabilities through investments in our infrastructure hardware and software.

Employees

As of May 31, 2023, Marc Angell (Director and Chief Executive Officer) is the only non-employee officer director of The Marquie Group. The Company has no official employees. We have an outside accountant, bookkeeper, and lawyer. We outsource our information technology services to a third-party vendor. Certain other executive and board positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so. Music of Your Life currently has one part-time production person and three part-time announcers. We have one on-site part-time producer and one outside part-time producer.

As of May 31, 2023, Jacquie Angell (Director and Chief Executive Officer) is the only non-employee officer director of Simply Whim, Inc. Simply Whim has no official employees and has one part-time marketing person, an outside accountant, and an outside lawyer.

We have undertaken preliminary investigations concerning candidates for the above positions and do not currently anticipate difficulty in filling such positions with qualified persons; however, we cannot assure you that we will in fact be able to hire qualified persons for such positions when needed. Additional positions to be filled may be identified from time to time by the Company. We expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys, accountants, and production personnel as necessary.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Marquie Group’s corporate office is located at 7901 4th St. N., Ste. 4000, St. Petersburgh, FL 33702, telephone number, (800) 351-3021. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3. LEGAL PROCEEDINGS.

The Company entered into a settlement agreement with the SEC pursuant to violation of Section 5(a) and Section 5(c) of the Securities Act.

On December 15, 2022, we entered into a settlement agreement with the Securities and Exchange Commission. We agreed that we failed to comply with Regulation A, which provides a limited exemption to the registration requirements of the Security Act for certain public offerings. Specifically, after obtaining qualification to offer shares at a fixed price pursuant to Regulation A, our lawyer materially changed the offering price on two occasions and thereafter we offered and sold shares in an offering that was not exempt from registration pursuant to Regulation A. We filed a post-effective supplement and should have filed a fully amendment to its filing with the appropriate comment and SEC review. As a result, it was deemed that we violated Sections 5(a) and 5(c) of the Securities Act. As a settlement, we paid a $10,000 fine, are barred from Regulation A filings for five years, and must cease and desist from violating section 5 of the Securities Act.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on OTC Pink under the symbol “TMGI”. We had approximately 2,258 registered holders of our common stock as of May 31, 2023. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on August 8, 2023, was $0.0013 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31, 2023:

	Price Range(1)
	High	Low
Fiscal May 31, 2023
Fourth quarter	$0.0041	$0.0041
Third quarter	$0.0032	$0.0042
Second quarter	$0.0041	$0.0068
First quarter	$0.0067	$0.0094

Fiscal May 31, 2022
Fourth quarter	$0.001	$0.10
Third quarter	$0.10	$0.20
Second quarter	$0.10	$0.20
First quarter	$0.30	$0.40

____________________

(1)       The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distribution

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

Effective April 21, 2022, the Company effectuated a 1 for 1,000 reverse split of the Company’s Common Stock (“Reverse Split”), meaning that each 1,000 shares of Common Stock is consolidated into 1 share of Common Stock following the reverse split, provided however, that fractional shares would be rounded up to the nearest whole share. Following the Reverse Split, the Company had 16,189,732 common shares issued and outstanding. Due to a data input error, the opening bid price on the effective date for the stock was set at $0.01 instead of $0.10. This resulted in a 10-times loss in shareholder value. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMGI"), pursuant to which the Company merged with TMGI. The Company was the surviving corporation. Each shareholder of TMGI received one (1) share of common stock of the Company for every one (1) share of TMGI common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMGI held by TMGI shareholders were cancelled, and 100,000 shares of common stock (as adjusted for the September 4, 2019, 1 share for 400 shares stock split) of the Company were issued to the TMGI shareholders. A majority of these shares, 50,000 shares of common stock of the Company were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMGI merger will provide the Company with access to certain registered trademarks and intellectual property with respect to health, beauty, and social networking products.

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

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in TMGI will be subject to the penny stock rules.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes under Item 8 of this annual report. Our Consolidated Financial Statements are not directly comparable from period to period due to acquisitions and dispositions. Refer to Note 3 of our Consolidated Financial Statements under Item 8 of this annual report for details of each of these transactions. We have elected the presentation requirements under Rule 12b-2 of the Exchange Act as a smaller reporting company and have herein included a two-year discussion of our financial condition and results of operations.

Overview

The Marquie Group, Inc. is an emerging direct-to-consumer firm specializing in marketing, product development, and media, including a dynamic radio and digital network. We craft and promote top-tier health and beauty solutions that enrich lives, showcased through engaging radio content for our audience. We maintain a website at www.themarquiegroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. The information on our website is not a part of or incorporated by reference into this or any other report of the company filed with, or furnished to, the SEC.

We have three operating segments: (1) Broadcast, (2) Digital Media, and (3) Health and Beauty, which also qualify as reportable segments. Our operating segments reflect how we assess the performance of each operating segment and determine the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.

We measure and evaluate our operating segments based on operating income and operating expenses that exclude costs related to corporate functions, such as accounting and finance, human resources, legal, tax and treasury. We also exclude costs such as amortization, depreciation, taxes, and interest expense when evaluating the performance of our operating segments.

Our principal sources of broadcast revenue include:

•	the sale of block program time to national and local program producers;
•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the sale of banner advertisements on our station websites or on our mobile applications;
•	the sale of digital streaming advertisements on our station websites or on our mobile applications;
•	the syndication of programming on our national network;
•	the sale of advertising time through podcasts services;

Our principal sources of digital media revenue include:

•	the sale of digital banner advertisements on our websites and mobile applications;
•	the sale of digital streaming advertisements on websites and mobile applications; and

Our principal sources of health and beauty revenue include:

•	the sale of skin care products and dietary supplements on our webstore;
•	the sale of skin care products and dietary supplements on our radio network;
•	the sale of skin care products and dietary supplements on our Amazon store; and
•	the sale of skin care products and dietary supplements on our Public Square store.

In our broadcast and digital media operating segments, the rates we can charge for airtime, advertising and other products and services are dependent upon several factors, including:

•	audience share;
•	how well our programs and advertisements perform for our clients;
•	the size of the market and audience reached;
•	the number of impressions delivered;
•	the number of advertisements and programs streamed;
•	the number of page views achieved;
•	the number of downloads completed;
•	general economic conditions; and
•	supply and demand for airtime on a local and national level.

In our health and beauty operating segment, the price we can charge for our products are dependent upon several factors, including:

•	price point sensitivity compared to other similar products in the market;
•	demographics of targeted marketing;
•	customer reviews;
•	customer service;
•	our ability to deliver products in a timely manner; and
•	how well our products deliver results for our customers.

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of a syndicated radio network including our affiliated radio stations subscribing to our programming delivery. Refer to Item 1. Business of this annual report for a description of our broadcasting operations.

Advertising revenue generated from our syndicated radio operations is reported as broadcast revenue in our Consolidated Financial Statements included in Item 8 of this annual report. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case revenue is reported net of the commission retained by the agency.

Broadcast revenue is impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered, or downloads made, and the number of listener responses in the case of pay-per-call. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services for most of our radio stations.

Each of our radio station affiliates allocates 3 minutes per hour of advertising time for our commercials at a preset time every hour based on the Music of Your Life clock.

Our results are subject to seasonal fluctuations. As is typical in the broadcasting industry, our second and fourth quarter advertising revenue typically exceeds our first and third quarter advertising revenue. Seasonal fluctuations in advertising revenue correspond with quarterly fluctuations in the retail industry. Additionally, we experience increased demand for political advertising during election even numbered years, over non-election odd numbered years. Political advertising revenue varies based on the number and type of candidates as well as the number and type of debated issues.

Broadcast operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses, (iv) production and programming expenses, and (v) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities.

Digital Media

Revenue generated from this segment is reported as digital media revenue in our Consolidated Statements of Operations under Item 8 of this annual report. Digital media revenue is impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered, or the number of products sold, and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue from our digital media segment generally exceeds the segment’s first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which Easter is observed, as this holiday generates a higher volume of product downloads from our church product websites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

The primary operating expenses incurred by our digital media businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses, (iv) royalties, (v) streaming costs, and (vi) cost of goods sold associated with e-commerce sites.

Health and Beauty

Except for AminoMints®, our health and beauty operations are owned by Simply Whim, Inc., and include Whim®, an emerging beauty brand blending Nature, Nutrition, and Science to offer safe and effective products. Whim’s founder, a 3-time cancer survivor under treatment, recognizes the U.S.'s regulatory lapses and strives for better standards. Exclusively made in the USA, Whim® aims to provide responsible beauty options. We forecast strong sales growth next year, driven by demand for safer beauty solutions, and plan to exceed these expectations with continued innovation.

▪	We acquired a 25% stake in Simply Whim, Inc., September 2022, and work together to expand marketing, and increase sales.
▪	We are currently in negotiations with Ulta Beauty (NASDAQ: ULTA), the world’s leading beauty company, over the rights to our Whim trademark.
▪	Using our S-1 facility, we are raising funds for Simply Whim’s inventory, advertising, and social media costs.
▪	We intend to acquire a controlling interest in Simply Whim in the coming fiscal year, which will be reflected in future balance sheet calculations.
▪	Revenue for Simply Whim is forecasted to top $1-million dollars by the end of 2024.

Whim® Beauty Products:

•	Age Defying Moisturizer	•	Polishing Cleanser	•	Hush™ Beauty Sleep Blend
•	Illuminating Eye Treatment	•	Youth Boosting Serum	•	Harmony™ Multi-Vitamin Beauty Complex
•	Multi-Action Exfoliating Scrub	•	Antioxidant Serum	•	Boost™ Hydrolyzed Collagen Peptide Powder

Whim® Beauty Products in Development:

•	VitaWhims™ - sugar-free vitamin gummies, free from corn syrup, dyes, and unhealthy fillers.
•	Whim Strips™ - sugar-free dissolvable vitamin strips, free from corn syrup, dyes, and unhealthy fillers.
•	Whim Gummies™ - sugar-free amino acid gummies, free from corn syrup, dyes, and unhealthy fillers.

AminoMints®:

AminoMints® are a fun and innovative way to introduce amino acid supplements to those unfamiliar or have previously tried them and found the taste or experience unappealing. Daily amino acid supplementation is essential for maintaining health, optimal functioning, and addressing various health concerns. Amino acids are crucial components of all proteins. An imbalance of these amino acids can lead to numerous negative effects, such as fatigue, mood swings, concentration issues, muscle loss, and digestive disorders. Amino acid deficiencies are common and can also impact our appearance, leading to dry, brittle nails, dry hair and skin, loss of lean muscle, and weight gain.

All products in development are estimated to launch mid-2024.

Assets – Inventory and Equipment

Music of Your Life.

A significant amount of equipment is used to broadcast Music of Your Life programming. As of year-end May 31, 2023, all current equipment has been fully depreciated, and includes:

MOYL Equipment Assets	Date	Qty	Cost
Audio Science BOB 1024 Audio Distribution	2008	1	$250.00
Behringer Xenyx Mixer	2008	1	$189.00
Broadcast Tools Audio Control Switcher - ACS 8.2 Plus	2008	1	$1,250.00
ElectroVoice RE20 Microphones (grey)	2008	1	$449.00
Google Radio Automation Computer System	2008	1	$50,000.00
Barix Extremer 500 Audio Encoder/Decoder	2013	1	$730.00
Barix Instreamer Internet Audio Encoder	2013	1	$430.00
Barix Extremer 500 Audio Encoder/Decoder (Backup)	2013	1	$730.00
Barix Instreamer Internet Audio Encoder (Backup)	2013	1	$430.00
Dell Inspriron Tower Computer - Music Server Backup	2013	1	$1,500.00
Dell Inspriron Tower Computer - Production Computer Backup	2013	1	$1,500.00
Monitor LG 24"	2013	2	$500.00
LaCie RAID Array Hard Drive (4 TB)	2013	2	$1,000.00
Rode Boom Arms (x2)	2013	1	$598.00
Easy-Driver ED88A Contact Closure Board	2013	1	$150.00
Station Playlist Radio Automation Software	2013	1	$799.00
B&W Studio Monitor Speakers	2017	1	$2,500.00
Automation Backup Computer	2018	1	$5,000.00
ElectroVoice RE20 Microphones (black)	2019	1	$449.00
Monitor Acer 27"	2019	1	$149.00
Startech Audio Rack Enclosure	2020	1	$895.00
Zoom P8 Mixing Board	2021	1	$549.00
Duracell Power Source Electric Generator	2022	1	$735.00
Total Cost			$70,782.00

MOYL Audio Assets	Date	Qty	Cost
Audio Files - MP3	2008-2023	100,000	$100,000.00
Audio Files - WAV	2008-2018	80,000	$80,000.00
Audio Files - M4A	2015-2023	2,500	$3,750.00
Audio Files - AIFF	2010-2023	5,000	$5,000.00
Audio Files - FLAC	2022-2023	500	$500.00
LP Records - Music of Your Life/CBS / Others	2008-2023	350	$14,000.00
Compact Discs - Music of Your Life/TGG / Others	2008-2023	1,500	$37,500.00
Reel to Reel Tape - Music of Your Life Original	1978-1985	250	$25,000.00
			$265,750.00

Simply Whim.

Simply Whim assets are not included in our balance sheet calculations as we own less than 51% of the company. This will change in the coming year as we acquire a controlling interest in the company. As of year-end, May 31, 2023, the Simply Whim assets include:

Simply Whim Equipment Assets	Date	Qty	Cost

Filler Machine	2022		$214.00
Office Furniture	2022		$2,500.00
			$2,714.00

Simply Whim Inventory Assets	Date	Qty	Cost
BOOST Hydrolyzed Collagen Peptide Powder	2023	60	$665.40
Age-Defying Moisturizer	2023	32	$704.00
Illuminating Eye Treatment	2023	25	$425.00
Moisture Shield SPF 30 Sunscreen	2023	7	$112.00
Multi-Action Exfoliating Scrub	2023	32	$368.00
Polishing Cleanser	2023	51	$561.00
Youth Boosting Serum	2023	5	$105.00
Packaging	2022	400	$472.00
Cartons	2022	500	$413.00
			$3,825.40

Assets – Intellectual Property

Trademarks

Trademarks are an integral part of our success and valuation. We have multiple trademarks registered with the United States Patent and Trademark Office (“USPTO”), with additional applications filed and awaiting registration. We have secured exclusive license agreements with right of first refusal to acquire for additional trademarks.

Music of Your Life®.

The Music of Your Life trademarks includes the second audio trademark in history to be registered by the USPTO. Total cost of Music of Your Life trademarks is $250,750.

First Use	Class	Ser. No.	Reg. No.	Mark	Cost	Goods and Services
1978	41	73483592	1367083	Music of Your Life	$250,000	Entertainment services rendered by an orchestra.
1984	9	87612873	5593361	Music of Your Life	$–	Audio and video recordings featuring music and artistic performances.
1984	9	87612873	5593361	Music of Your Life	$–	Phonograph records featuring music.
2008	38	87612873	5593361	Music of Your Life	$–	Audio and video broadcasting services over the Internet.
2008	41	87612873	5593361	Music of Your Life	$–	Entertainment services, namely, providing radio programs in the field of music via a global computer network.
2008	41	87612873	5593361	Music of Your Life	$–	Production and distribution of radio programs.
2020	38	87327075	5398283	Celebrity Radio	$250	Broadcasting programs via a global computer network.
2020	38	87327075	5398283	Celebrity Radio	$–	Internet radio broadcasting services. Radio and television broadcasting services.
2021	41	88081729	6974703	Collusion	$250	Entertainment, namely, a continuing news show broadcast over radio, television, and the Internet.
2023	41	97680440		Street Talk	$250	Production of television programs; Radio entertainment production; Radio program syndication.
2023	41	97680440		Street Talk	$–	Entertainment services, namely, providing video podcasts in the field of business, news and commentary.

Simply Whim™.

The Whim and related trademarks are owned by Simply Whim, Inc. Our 25% acquisition of Simply Whim included an exclusive license to use the trademarks in commerce, with a right of first refusal to acquire.

First Use	Class	Ser. No.	Reg. No.	Mark	Cost	Goods and Services
2019	5	88380471	6471490	Whim	$250	Nutritional supplement energy bars; Dietary supplements with a cosmetic effect.
2019	5	88380471	6471490	Whim	$–	Nutritional supplements in lotion form sold as a component of nutritional skin care product.
2019	5	88213607	6521198	Whim	$–	Powdered nutritional supplement drink mix containing amino acids.
2019	32	88380471	6471490	Whim	$250	Beauty beverages, namely, fruit juices and energy drinks containing nutritional supplements.
2019	32	88213607	6521198	Whim	$250	Concentrates and powders used in the preparation of energy drinks and fruit-flavored beverages.
2019	44	97933816	6471490	Whim	$250	Providing a website featuring information about health, wellness and nutrition.
2019	44	88380471	6471490	Whim	$–	Hygienic and beauty care; Medspa services for health and beauty of the body and spirit.
2023	5	97618021		Whim	$250	Nutritional supplements in the form of gummies; Vitamins.
2021	3	90490805	6668530	Age is Not a Skin Type	$250	Non-medicated skin care preparations.
2023	35	97061033		Age is Not a Skin Type	$250	Advertising and marketing services provided by means of indirect methods of marketing communications, namely, social media, blogging.
2023	41	97061033		Age is Not a Skin Type	$250	Providing a website featuring blogs and non-downloadable publications in the nature of articles in the field(s) of skin care.
2023	44	97061033		Age is Not a Skin Type	$250	Providing information about health, wellness and nutrition via a website.
2019	3	90228584		Simply Whim	$250	Cosmetic body scrubs for the face; Non-medicated skin care preparations, namely, creams, lotions, gels, serums and cleaners.
2019	44	90228584		Simply Whim	$250	Providing a website featuring information about health, wellness and nutrition; Providing information about dietary supplements and nutrition.
2023	41	97065427	7069730	Beauty Buzz	$250	Nutritional supplements; Nutritional supplements in the form of gummies.
2023	41	97065427	7069730	Beauty Buzz	$–	On-line journals, namely, blogs featuring skin care, nutrition, health and beauty products.
2023	5	97822144		VitaWhims	$250	Vitamins; Vitamin and mineral supplements; Vitamin drops; Vitamin supplement patches; Vitamin supplements; Vitamin tablets.
2023	5	97822144		VitaWhims	$–	Dietary supplemental drinks in the nature of vitamin and mineral beverages; Effervescent vitamin tablets; Gummy vitamins; Liquid supplements.
2019	3	97061059		Inner Health & Outer Beauty	$250	Cosmetics and personal care items, namely, facial cleanser, facial moisturizer, SPF facial moisturizer, facial toner.

AminoMints®.

The AminoMints trademarks are owned by AminoMints, Inc. Our pending acquisition of AminoMints, Inc. will include an exclusive license, with first right of refusal for the AminoMints trademarks.

First Use	Class	Ser. No.	Reg. No.	Mark	Cost	Goods and Services
2015	5	88074842	5790001	AminoMints	$–	Amino acids for nutritional purposes.
2015	30	88074842	5790001	AminoMints	$–	Candy containing amino acids.
2015	30	88072919	5796264	AminoMints	$–	Mints for breath freshening that contain amino acids; Energy mints containing amino acids.

Trademark Licenses

We have exclusive license agreements for several additional trademarks, either registered, or pending registration with the USPTO.

First Use	Class	Ser. No.	Reg. No.	Mark	Cost	Goods and Services
2016	5	88061242	6049837	Aminofizz	$–	Amino acids for nutritional purposes; Beverages containing amino acids for use as a nutritional supplement.
2016	5	88061242	6049837	Aminofizz	$–	Delivery agents in the form of dissolvable tablets that facilitate the delivery of nutritional supplements.
2023	5	97868564		Aminopod	$–	Amino acids for nutritional purposes.
2023	20	97868564		Aminopod	$–	Plastic bottle caps for storing powdered nutritional supplements and for dispensing those supplements into the bottle.
2023	5	97667933		Aminoshot	$–	Beverages containing amino acids for use as a nutritional supplement; Powdered nutritional supplement drink mix.
2020	30	97590037		Sanitea	$–	Beverages made of tea
2020	30	78942565	4077620	Insanitea	$–	Beverages made of tea
2020	32	78942565	4077620	Insanitea	$–	Energy drinks; non-alcoholic beverages, namely, carbonated beverages; Sport drinks.
2022	32	90131199		Insanitea	$–	Alcoholic carbonated beverages, except beer; Alcoholic tea-based beverages.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2023, and 2022.

Revenues. The Company’s wholly owned subsidiary, Music of Your Life generated $2,500 in net revenues for the years ended May 31, 2023 and 2022. Broadcast radio revenues are primarily generated by pay per call spot sales from various advertisers represented by the advertising agency, MSH Marketing, and pay per call spot sales from MyPillow. Through barter arrangements with our terrestrial radio station affiliates, Music of Your Life owns three minutes per hour to sell goods and services on these stations.

Our subsidiary, Simply Whim, generated $25,000 in gross revenue for the year ending May 31, 2023, and is forecasting an estimated 40-times growth in revenue for 2024.

Cost of Sales. Our cost of sales was $-0- for both years ended May 31, 2023 and 2022. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Executive salaries remain unpaid and accruing for the year ending May 31, 2023. Accrued salaries and consulting expenses for the year ended May 31, 2023 were $240,000 as compared to $120,000 for the year ended May 31, 2022. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees for the year ended May 31, 2023 were $85,190 as compared to $97,162 for the year ended May 31, 2022. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $31,280 for the year ended May 31, 2023 as compared to $45,403 for the year ended May 31, 2022. We anticipate that Other SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other income of $1,536,629 for the year ended May 31, 2023. For the year ended May 31, 2023, the company incurred interest expense of $375,008 and recorded income from derivative liability of $1,911,637. The Company had net other expenses of $3,853,387 for the year ended May 31, 2022. For the year ended May 31, 2022, the company recorded a gain on settlement of debt in the amount of $260,032, incurred interest expense of $645,021, expense from derivative liability of $526,690 and loss on conversion of notes payable and accrued interest of $2,941,708.

Liquidity and Capital Resources

As of May 31, 2023, our primary source of liquidity consisted of $25,250 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We generated net income for the year ended May 31, 2023 of $1,180,159, mostly from derivative liability income. We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2023 of $14,698,030 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

We believe these conditions have resulted from the inherent risks associated with small public companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of our products and services at levels sufficient to cover our costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company, and (iv) increasing costs associated with maintaining public company reporting requirements.

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

Stock Price Listing Calculation Error

On April 21, 2022, our 1,000:1 reverse stock split became effective. The share price was to be recalculated at 1,000:1, the same ratio as our outstanding share total. However, the opening bid for our stock was set in error at $0.01, instead of $0.10, resulting in a 10-times loss in shareholder value. Despite many attempts over several months of communications with the various agencies, we were informed there was nothing that could be done to rectify the matter and the bid would not be corrected.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations recently issued, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registerred Public Accounting Firm

Board of Directors and Shareholders

The Marquie Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Marquie Group, Inc. (the “Company”) as of May 31, 2023 and May 31, 2022, respectively, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and May 31, 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 12 to the financial statements, the Company has incurred losses since inception of $14,698,030 and negative working capital of $6,366,552. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PCAOB #6778

September 13, 2023

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

	May 31,	May 31,
	2023	2022
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$–	$353

Total Current Assets	–	353

OTHER ASSETS

Investment in Acquisition	6,200,000	–
Loans receivable, related party	28,247	–
Music inventory, net of accumulated depreciation of $20,719 and $19,481, respectively	929	2,167
Trademark costs	10,365	10,365

Total Other Assets	6,239,541	12,532

TOTAL ASSETS	$6,239,541	$12,885

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$46	$–
Accounts payable	50,664	35,405
Accrued interest payable on notes payable	578,017	334,180
Accrued consulting fees	1,145,917	926,217
Notes payable, net of debt discounts of $66,794 and $6,889, respectively	1,465,138	1,419,108
Notes payable to related parties	2,090,772	135,551
Derivative liability	1,035,998	2,817,101

Total Current Liabilities	6,366,552	5,667,562

TOTAL LIABILITIES	6,366,552	5,667,562

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 756,612,000 and 16,189,732 shares issued and outstanding, respectively	75,663	1,621
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	14,486,896	10,213,431
Accumulated deficit	(14,698,030)	(15,878,189)

Total Stockholders' Deficit	(127,011)	(5,654,677)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,239,541	$12,885

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

	For the Year Ended May 31,
	2023	2022

NET REVENUES	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees	240,000	120,000
Professional fees	85,190	97,162
Other selling, general and administrative	31,280	45,403

Total Operating Expenses	356,470	262,565

LOSS FROM OPERATIONS	(356,470)	(262,565)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	–	260,032
Income (expense) from derivative liability	1,911,637	(526,690)
Interest expense (including amortization of debt discounts of $70,629, and $361,939, respectively)	(375,008)	(645,021)
Loss on conversion of notes payable and accrued interest	–	(2,941,708)

Total Other Income (Expenses)	1,536,629	(3,853,387)

INCOME (LOSS) BEFORE INCOME TAXES	1,180,159	(4,115,952)

INCOME TAX EXPENSE	–	–

NET INCOME (LOSS)	$1,180,159	$(4,115,952)

BASIC AND DILUTED:
Net income (loss) per common share	$0.00	$(0.25)

Weighted average shares outstanding	528,202,354	16,189,732

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders’ Deficit

For the Period from June 1, 2021 to May 31, 2023

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, June 1, 2021	200	$–	4,678,553	$468	$8,460	$6,987,191	$(11,762,237)	$(4,766,118)

Common stock issued for conversion of debt	–	–	11,511,179	1,153	–	3,226,240	–	3,227,393

Net loss for the year ended May 31, 2022	–	–	–	–	–	–	(4,115,952)	(4,115,952)

Balance, May 31, 2022	200	–	16,189,732	1,621	8,460	10,213,431	(15,878,189)	(5,654,677)

Common stock issued for conversion of debt	–	–	73,753,000	7,375	–	140,132	–	147,507

Investment in Acquisition	–	–	666,666,668	66,667	–	4,133,333	–	4,200,000

Round up of shares from reverse stock split	–	–	2,600	–	–	–	–	–

Net loss for the year ended May 31, 2023	–	–	–	–	–	–	1,180,159	1,180,159

Balance, May 31, 2023	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(14,698,030)	$(127,011)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,180,159	$(4,115,952)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of music inventory	1,238	2,142
Gain on settlement of debt	–	(260,032)
Expense (income) from derivative liability	(1,911,637)	526,690
Amortization of debt discounts	70,629	361,939
Loss on conversion of notes payable and accrued interest	–	2,941,708
Default interest added to notes principal balance	–	103,190
Changes in operating assets and liabilities:
Accounts payable	15,259	10,311
Accrued interest payable on notes payable	291,344	144,469
Accrued consulting fees	219,700	93,250

Net Cash Used by Operating Activities	(133,308)	(192,285)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments from loans receivable, related party	(28,247)	–

Net Cash Used by Investing Activities	(28,247)	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	46	(1,140)
Proceeds from notes payable	155,935	380,050
Repayments of notes payable	–	(200,500)
Repayments of notes payable to related parties	(29,500)	(27,272)
Proceeds from notes payable to related parties	34,721	41,500

Net Cash Provided by Financing Activities	161,202	192,638

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(353)	353

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	353	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$353

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Issuance of stock and promissory note for investment in acquisition	$6,200,000	$–
Initial derivative liability charged to debt discounts	$61,100	$283,596
Conversion of debt and accrued interest into common stock	$147,507	$285,686

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

NOTE 1 - ORGANIZATION

Music of Your Life, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MOYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation (“Merger Sub”), pursuant to which MOYL Nevada merged with Merger Sub. As a result of the merger, MOYL Nevada became a wholly owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., and operated a nationwide syndicated radio network.

Reverse Stock Split

Effective April 21, 2022, the Company effectuated a 1 share for 1,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 16,189,731,657 shares to 16,189,732 shares. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split. Due to a data input error, the opening Bid price for the stock was set at $0.01 instead of $0.10. This resulted in a 10-times loss in shareholder value. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition of The Marquie Group, Inc.

On August 16, 2018 (see Note 10), the Company merged with The Marquie Group, Inc. (“TMGI”) in exchange for the issuance of a total of 100,000 shares of our common stock to TMGI’s stockholders. Following the merger, the Company had 102,277 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” The TMGI business plan is to advertise a direct-to-consumer, health and beauty product line called “Whim” that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients.

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

May 31, 2023

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

g.       Advertising

Advertising costs, which are expensed as incurred, were $3,750 for the year ended May 31, 2023 and $2,225 for the year ending May 31, 2022.

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

At May 31, 2023, the Company had net operating loss carryforwards of approximately $9,842,689, of which $3,340,960 expires in varying amounts through 2038 and $6,521,729 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a substantial change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of May 31, 2023 and 2022:

	May 31, 2023	May 31, 2022
Deferred tax assets:
NOL Carryover	$1,401,372	$1,262,593
Valuation allowance	(1,401,372)	(1,262,593)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended May 31, 2023 and 2022 due to the following:

	May 31, 2023	May 31, 2022
Expected tax (benefit) at 21%	$247,833	$(864,350)
Non-deductible expense (non-taxable income) from derivative liability	(401,444)	110,605
Non-deductible amortization of debt discounts	14,832	76,007
Non-deductible loss on conversions of notes payable and accrued interest	–	617,759
Change in valuation allowance	138,779	59,979
Provision for income taxes	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

For the periods presented, the Company had no tax positions or unrecognized tax benefits.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. For the periods presented, the Company had no such interest or penalties.

i.      Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2023.

j.      Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2023 and 2022.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

NOTE 4 - MUSIC INVENTORY

Our Music of Your Life song catalogue is compiled of more than 100,000 titles. Many of these songs include difficult to find older recordings that originated on long play records (LP’s) which date back to the turn of the 20th century. We also have our entire catalogue on several hundred reel-to-reel tapes which preserve the high quality of the originals. We have transferred much of this music to a lossless digital format known as the Waveform Audio File Format (WAV). These WAV files are of a very large size and take up tremendous hard drive space, therefore, we have converted our entire catalogue to the MPEG-1 Audio Layer 3 format (MP3). Advancing software and hardware technology in the music space has reached a pinnacle with a recent lossless format called FLAC, or Free Lossless Audio Codec. This technology offers amazing, CD or WAV quality specifications in a small file size. An effort is underway to convert the entire Music of Your Life catalogue from the original source material to the FLAC format offering our listeners a much-improved experience which cannot be found on any free streaming service today.

The replacement value of our music catalogue is valued at more than $250,000.

Music inventory consisted of the following:

	May 31, 2023	May 31, 2022
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(20,719)	(19,481)
Music inventory – net	$929	$2,167

The Company purchases digital music from time to time as new music become available for broadcast on our network. During the years ended May 31, 2023 and 2022, the Company purchased $1,250 worth of music inventory. For the years ended May 31, 2023 and 2022, depreciation on music inventory was $1,238 and $2,142, respectively.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

NOTE 5 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	May 31, 2023	May 31, 2022
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $20,000	$488,817	$253,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	305,200	318,100
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	27,850	30,250
Total	$1,145,917	$926,217

The accrued consulting fees balance changed as follows:

	Year Ended
	May 31, 2023	May 31, 2022
Balance, beginning of period	$926,217	$832,967
Compensation expense accrued pursuant to consulting agreements	240,000	120,000
Payments to consultants	(20,300)	(26,750)
Balance, end of period	$1,145,917	$926,217

See Note 11 (Commitments and Contingencies)

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31,2023	May 31,2022
Notes payable to entities, non-interest bearing, due on demand, unsecured	$64,700	$39,300
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016 (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on demand (CC)	–	50,000
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default, net of discount of $-0- and $2,615, respectively (VV)	170,212	167,597
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default, net of discount of $-0- and $4,274, respectively (WW)	14,000	9,726
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, in default (YY)	58,250	58,250
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, in default (ZZ)	245,000	245,000
Convertible note payable to an entity, interest at 12%, due on June 10, 2023, net of discount of $1,065 and $-0-, respectively (AA)	37,815	–
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, net of discount of $13,143 and $-0-, respectively (C)	17,412	–
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, net of discount of $52,586 and $-0-, respectively (F)	8,514	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements.	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements.	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,465,138	1,419,108
Less: Current Portion	(1,465,138)	(1,419,108)
Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

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

May 31, 2023

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

(VV) On June 4, 2021, the Company issued a $238,596 Convertible Promissory Note to a lender which paid off the principal and accrued interest for the notes described in (EE), (FF), (KK), (LL), (MM), (NN) and (PP) above. The note bears interest at a rate of 10% per annum, is due on June 4, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) $0.00004, or (2) 50% of the lowest trading price of the common stock for the previous 15-day trading period. See Note 7 (Derivative Liability).

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

May 31, 2023

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

(F) On April 10, 2023, the Company issued a $61,100 Convertible Promissory Note to a lender for net loan proceeds of $55,000. The note bears interest at a rate of 12% per annum, is due on April 10, 2024, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of (1) $0.003, or (2) par value of common stock. See Note 6 (Derivative Liability).

Concentration of Notes Payable

The principal balance of the notes payable was due to:

	May 31, 2023	May 31, 2022

Lender A	$458,014	$458,014
Lender B	170,212	170,212
14 other lenders	903,706	797,771

Total	1,531,932	1,425,997

Less debt discounts	(66,794)	(6,889)

Net	$1,465,138	$1,419,108

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2023	May 31, 2022
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Notes payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	19,449	14,228
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	–
Convertible note payable to John D. Thomas P.C. (Company law firm and owner of 25,000 shares of common stock since August 16, 2018), interest at 10%, due on demand, convertible at the option of the lender into shares of Company common stock at a Conversion Price equal to 60% of the lowest Trading Price during the 20 Trading Day period prior to the Conversion Date (BB) See Note 9 (Derivative Liability)	–	50,000
Total Notes Payable	2,090,772	135,551
Less: Current Portion	(2,090,772)	(135,551)
Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

NOTE 9 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2023 and 2022 consisted of:

	May 31, 2022		May 31, 2022
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$81,481	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	81,093	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	60,120	21,500	32,250
Convertible note payable issued December 1, 2017, due on demand (BB)	–	–	50,000	33,333
Convertible note payable issued December 1, 2017, due on demand (CC)	–	–	50,000	33,333
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	71,296	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	17,326	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	151,020	154,764	1,392,877
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	153,285	170,212	1,176,765
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	18,707	14,000	21,537
Convertible note payable issued June 10, 2022, due on June 10, 2023 (AA)	38,880	154,078	–	–
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	30,555	92,797	–	–
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	61,100	154,795	–	–
Totals	$703,517	$1,035,998	$572,982	$2,817,101

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

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

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2023 include (1) stock price of $0.0041 per share, (2) exercise prices ranging from $0.00004 to $0.001755 per share, (3) terms ranging from 0 days to 315 days, (4) expected volatility of 2,189% and (5) risk free interest rates ranging from 4.65% to 5.28%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2022 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.00004 to $0.00065 per share, (3) terms ranging from 0 days to 88 days, (4) expected volatility of 1,986% and (5) risk free interest rates ranging from 0.73% to 1.16%.

Concentration of Derivative Liability

The derivative liability relates to convertible notes payable due to:

	May 31, 2023	May 31, 2022

Lender A	$151,020	$1,392,874
Lender B	153,285	1,176,765
Lender C	415,233	–
Lender D	107,329	65,044
5 other lenders	209,131	182,418

Total	$1,035,998	$2,817,101

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

May 31, 2023

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

On August 16, 2018, the Company entered into a Merger Agreement by and among the Company, and The Marquie Group, Inc., a Utah Corporation (“TMGI”), pursuant to which the Company merged with TMGI. The Company is the surviving corporation. Each shareholder of TMGI received one (1) share of common stock of the Company for every one (1) share of TMGI common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMGI held by TMGI shareholders were cancelled, and 100,000 shares of common stock of the Company were issued to the TMGI shareholders.

TMGI was incorporated on August 3, 2018. The merger provides the Company with certain registered trademarks and intellectual property of TMGI with respect to health, beauty, and social networking products. The three stockholders of TMGI prior to the merger who received the 100,000 shares are (1) Marc Angell (CEO of the Company) and Jacquie Angell (50,000 shares), (2) The OZ Corporation (holder of $103,250 of Company notes payable at May 31, 2020 and 2019 (25,000 shares), and (3) John Thomas P.C. (Company law firm and holder of $52,073 of Company notes payable at May 31, 2020 and 2019 (25,000 shares). Pursuant to ASC 805-50-30-5 relating to transactions between entities under common control, the intellectual property of TMGI (and the issuance of the 100,000 shares of common stock) was recorded at $-0-, the historical cost of the property to TMGI.

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

May 31, 2023

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

During the year ended May 31, 2022, the Company issued an aggregate of 73,753,000 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $147,507.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 6 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provides for monthly compensation of $20,000. As of year-end, May 31, 2023, this compensation remains unpaid and accruing. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provided for monthly compensation of $15,000 and expired on May 31, 2021. As of year-end, May 31, 2023, this compensation remains unpaid. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provides for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2023

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2023, the Company had negative working capital of $6,366,552 and an accumulated deficit of $14,698,030. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2024 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

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

N/A - No change in accountant for the annual period ended May 31, 2023 and to present.

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

As of May 31, 2023, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. One member of our management team handles all accounting duties including the recording of transactions, paying bills, and reconciling the bank account. We have minimized this risk by having an external accountant review all transactions and make the appropriate adjustments. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2023, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2013)	65

Mr. Angell has been the Chief Executive Officer of The Marquie Group, Inc., since November 2012. Mr. Angell acquired the well-known Music of Your Life trademark in 2008, and in November 2012, Angell formed Music of Your Life, Inc. as an entertainment company to capitalize on the growth and development of the Music of Your Life trademark and branding, including radio, TV, live concerts, and merchandising. Mr. Angell was a director of Wireless Village, Inc., a telecommunications solution provider, and the public company, Concierge Technologies, Inc. from June, 2004 to January, 2008. In 2000, Mr. Angell became the founder and President of Planet Halo, a wireless telecommunications company, until he sold it in May, 2004 to Concierge Technologies, Inc. (OTC:BB CNCG). In January 1990 Mr. Angell founded Angellcom, a supplier and distributor of one-way paging devices in the U.S. He remained its CEO until 1999. Mr. Angell conceptualized, designed, and marketed both the one-way pagers for Angellcom and the Halo device for Planet Halo. Angellcom became one of the largest suppliers of one-way pagers in North America. During the 1990s, Mr. Angell was also involved in the land mobile radio business as a license holder and manager of 220MHz radio systems throughout the United States and Mexico. Angell became the first US citizen in history to hold a spectrum license in Mexico.

Mr. Angell was first-to-market with the “iPad” trademark, the “HALO” trademark, and the “WINGS” trademark, all of which were successfully negotiated with their respective current owners.

(1) The business address of each of our directors is 7901 4th St. N, Ste. 4000, St. Petersburgh, FL 33702

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit. We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We do however have a code of ethics that applies to our officers, employees, and director.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2023, the Board held no in-person meetings.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated, and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Marc Angell is our sole executive officer, serving as our Chief Executive Officer and Secretary, as well as our principal accounting and financial officer. Further information pertaining to Mr. Angell’s business background and experience is contained in the section above marked DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director, or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended May 31, 2023, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2023 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company.

Executive salaries have been accrued and remain unpaid for the years ending May 31, 2023, and 2022. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended May 31, 2023; thus, these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation (1)	Total

Marc Angell	2023	$–	$–	$240,000	$240,000
Chief Executive Officer Secretary	2022	$–	$–	$120,000	$120,000

(1)	Accrued consulting fees. See Notes 6 and 11 to the financial statements.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 12, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 7901 4th St. N, Ste. 4000, St. Petersburgh, FL 33702. As of September 12, 2023, there were 884,291,250 shares of common stock issued and outstanding, and 200 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock have voting rights equal to four times the sum of (a) all shares of Common Stock issued and outstanding at the time of voting; plus (b) the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting; divided by (c) the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. The Series A Preferred Stock continues to have no conversion, liquidation, or dividend rights. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	–	666,732,768	666,732,768	75.39%
Marc Angell(2)	–	666,732,768	666,732,768	75.39%
All directors/director nominees and executive officers as a group (1 person)	–	666,732,768	666,732,768	75.39%

(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 666,732,768 shares of common stock held by Marc and Jacquie Angell, and the Angell Family Trust.

(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 666,732,768 shares of common stock held by Marc and Jacquie Angell, and the Angell Family Trust.. Excludes 200 shares of Series A Preferred Stock held by Mr. Angell which have super-voting rights, but no conversion, dividend, or liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Angell would beneficially hold approximately 75.39% of the voting securities of the Company.

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under Section 607.0850 of the 2012 Florida Statutes (hereafter, the “Statutes”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Florida law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees, and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

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

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend, or repeal any provision of our bylaws.

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

No officer, director, promoter, or affiliate of the Registrant has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Registrant through security holdings, contracts, options or otherwise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 4, 2016, the Board of Directors of Music of Your Life, Inc., a Florida corporation (the “Company”) issued all 200 previously authorized but unissued shares of Series A Preferred Stock (the “Preferred Stock”) to the Company’s sole officer and director Marc Angell. At May 31, 2023, the Preferred Stock collectively holds 80% of the total voting power of the Company.

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

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMGI"), pursuant to which the Company merged with TMGI. The Company was the surviving corporation. Each shareholder of TMGI received one (1) share of common stock of the Company for every one (1) share of TMGI common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMGI held by TMGI shareholders were cancelled, and 100,000 shares of common stock of the Company were issued to the TMGI shareholders. A majority of these shares, 50,000 shares of common stock of the Company were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMGI merger will provide the Company with certain registered trademarks and intellectual property of TMGI with respect to health, beauty, and social networking products.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On July 14, 2022, the Company dismissed its independent registered accounting firm Michael T. Studer CPA P.C. and engaged Gries and Associates, LLC as its independent accountant following the prior accountant’s dismissal. The following table sets forth fees invoiced by our independent registered accounting firm Gries and Associates, LLC during the fiscal year ended May 31, 2023, and Michael T. Studer, CPA P.C. during the fiscal year ended May 31, 2022:

	2023	2022
Audit Fees	$31,500	$30,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$31,500	$30,000

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
2.1	Merger Agreement by and between Zhong Sen International Tea Company, Music of Your Life, Inc., Music of Your Life Merger Sub, Inc. dated May 31, 2013 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 5, 2013)
3.1	Amended and Restated Articles of Incorporation dated March 19, 2021 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form S-1/A filed on November 22, 2022)
14.1	Code of Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form S-1/A filed on November 22, 2022)
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marc Angell
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Marc Angell

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)

/s/ Marc Angell
Dated: September 13, 2023	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 13, 2023
Marc Angell

/s/ Marc Angell	Director	September 13, 2023
Marc Angell

