Form 10-Q
period 2023-08-31
Marquie Group, Inc.
filed 2023-10-23
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

Not Applicable

(Former Name, former address, and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 17, 2023, there were 756,612,000 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

	August 31,	May 31,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$117	$–

Total Current Assets	117	–

OTHER ASSETS

Investment in Acquisition	6,200,000	6,200,000
Loans receivable, related party	28,247	28,247
Music inventory, net of accumulated depreciation of $20,949 and $20,719, respectively	699	929
Trademark costs	10,365	10,365

Total Other Assets	6,239,311	6,239,541

TOTAL ASSETS	$6,239,428	$6,239,541

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$–	$46
Accounts payable	67,639	50,664
Accrued interest payable on notes payable	666,491	578,017
Accrued consulting fees	1,205,917	1,145,917
Notes payable, net of debt discounts of $42,669 and $66,794, respectively	1,489,263	1,465,138
Notes payable to related parties	2,091,272	2,090,772
Derivative liability	492,775	1,035,998

Total Current Liabilities	6,013,357	6,366,552

TOTAL LIABILITIES	6,013,357	6,366,552

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 756,612,000 and 756,612,000 shares issued and outstanding, respectively	75,663	75,663
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	14,486,896	14,486,896
Accumulated deficit	(14,344,948)	(14,698,030)

Total Stockholders' Deficit	226,071	(127,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,239,428	$6,239,541

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	August 31,
	2023	2022

NET REVENUES	$–	$–

OPERATING EXPENSES

Accrued Salaries and Consulting fees	60,000	60,000
Professional fees	16,976	38,121
Other selling, general and administrative	567	1,305

Total Operating Expenses	77,543	99,426

LOSS FROM OPERATIONS	(77,543)	(99,426)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	543,223	41,194
Interest expense (including amortization of debt discounts of $24,125, and $14,878, respectively)	(112,598)	(53,208)

Total Other Income (Expenses)	430,625	(12,014)

INCOME (LOSS) BEFORE INCOME TAXES	353,082	(111,440)

INCOME TAX EXPENSE	–	–

NET INCOME (LOSS)	$353,082	$(111,440)

BASIC AND DILUTED:
Net income (loss) per common share	$0.00	$(0.01)

Weighted average shares outstanding	756,612,000	16,192,332

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Three Months Ended August 31, 2023
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2023	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(14,698,030)	$(127,011)

Net income for the three months ended August 31, 2023	–	–	–	–	–	–	353,082	353,082

Balance, August 31, 2023	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(14,344,948)	$226,071

	Three Months Ended August 31, 2022
	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Paid-in Capital	Deficit	Deficit

Balance, May 31, 2022	200	$–	16,189,732	$1,621	$8,460	$10,213,431	$(15,878,189)	$(5,654,677)

Round up of shares from reverse stock split	–	–	2,600	–	–	–	–	–

Net loss for the three months ended August 31, 2022	–	–	–	–	–	–	(111,440)	(111,440)

Balance, August 31, 2022	200	$–	16,192,332	$1,621	$8,460	$10,213,431	$(15,989,629)	$(5,766,117)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	August 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$353,082	$(111,440)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of music inventory	230	389
Income from derivative liability	(543,223)	(41,194)
Amortization of debt discounts	24,125	14,878
Changes in operating assets and liabilities:
Accounts payable	16,975	20,421
Accrued interest payable on notes payable	88,474	34,451
Accrued consulting fees	60,000	55,700

Net Cash Used by Operating Activities	(337)	(26,795)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(46)	62
Proceeds from notes payable	–	38,880
Repayments of notes payable to related parties	–	(12,500)
Proceeds from notes payable to related parties	500	–

Net Cash Provided by Financing Activities	454	26,442

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117	(353)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	353

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117	$–

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$–	$38,880

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2023 are not necessarily indicative of results that may be expected for the year ending May 31, 2024.

Organization

The Marquie Group, Inc. (formerly Music of Your Life, Inc.) (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008 under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub. As a result of the merger, MYL Nevada became a wholly owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., a syndicated radio network. On May 20, 2014 the Company acquired 100% of the outstanding stock of iRadio, Inc., a Utah corporation. The Company was the surviving corporation. iRadio was an entity related to the Company by common ownership.

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

NOTE 2 - MUSIC INVENTORY

Music inventory consisted of the following:

	August 31, 2023	May 31, 2023
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(20,949)	(20,719)
Music inventory – net	$699	$929

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2023

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2023, the Company purchased $-0- worth of music inventory. For the three months ended August 31, 2023 and 2022, depreciation of music inventory was $230 and $389, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31, 2023	May 31, 2023
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022	$548,817	$488,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	305,200	305,200
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	27,850	27,850

Total	$1,205,917	$1,145,917

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2023	Year Ended May 31, 2023
Balance, beginning of period	$1,145,917	$926,217

Compensation expense accrued pursuant to consulting agreements	60,000	240,000
Payments to consultants	–	(20,300)

Balance, end of period	$1,205,917	$1,145,917

See Note 8 (Commitments and Contingencies).

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2023

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2023	May 31, 2023
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$64,700	$64,700
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	170,212	170,212
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, in default (YY)	58,250	58,250
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, in default (ZZ)	245,000	245,000
Convertible note payable to an entity, interest at 12%, due on June 10, 2023, in default, net of discount of $-0- and $1,065, respectively (AA)	38,880	37,815
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, net of discount of $5,441 and $13,143, respectively (C)	25,114	17,412
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, net of discount of $37,228 and $52,586, respectively (F)	23,872	8,514
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,489,263	1,465,138
Less: Current Portion	(1,489,263)	(1,465,138)
Long-Term Notes Payable	$–	$–

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

August 31, 2023

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

August 31, 2023

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

August 31, 2023

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

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	August 31, 2023	May 31, 2023

Lender A	$458,014	$458,014
Lender B	170,212	170,212
14 other lenders	903,706	903,706

Total	1,531,932	1,531,932

Less debt discounts	(42,669)	(66,794)

Net	$1,489,263	$1,465,138

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2023	May 31, 2023

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	19,949	19,449
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	2,000,000
Total Notes Payable	2,091,272	2,090,772
Less: Current Portion	(2,091,272)	(2,090,772)
Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2023

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at August 31, 2023 and May 31, 2023 consisted of:

	August 31, 2023		May 31, 2023
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$74,286	$40,000	$81,481
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	51,556	29,000	81,093
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	38,222	21,500	60,120
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	65,000	35,000	71,296
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	15,796	8,506	17,326
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	33,979	154,764	151,020
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	36,245	170,212	153,285
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	16,769	14,000	18,707
Convertible note payable issued June 10, 2022, due on June 10, 2023 (AA)	38,880	35,867	38,880	154,078
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	30,555	87,300	30,555	92,797
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	61,100	37,755	61,100	154,795

Totals	$603,517	$492,775	$603,517	$1,035,998

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2023

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2023 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.00004 to $0.00045 per share, (3) terms ranging from 0 days to 223 days, (4) expected volatility of 2,193% and (5) risk free interest rates ranging from 5.52% to 5.61%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2023 include (1) stock price of $0.0041 per share, (2) exercise prices ranging from $0.00004 to $0.001755 per share, (3) terms ranging from 0 days to 315 days, (4) expected volatility of 2,189% and (5) risk free interest rates ranging from 4.65% to 5.28%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2023	May 31, 2023

Lender A	$33,979	$151,020
Lender B	36,245	153,285
Lender C	35,867	415,233
Lender D	97,565	107,329
5 other lenders	289,119	209,131

Total	$492,775	$1,035,998

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2023

NOTE 7 - EQUITY TRANSACTIONS

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

August 31, 2023

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

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2023, the Company had negative working capital of $6,013,240 and an accumulated deficit of $14,344,948. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2023

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

BUSINESS OVERVIEW

The Marquie Group, Inc. is an emerging direct-to-consumer firm specializing in product development and media, including a dynamic radio and digital network. We craft and promote top-tier health and beauty solutions that enrich lives, showcased through engaging radio content for our audience. We maintain a website at www.themarquiegroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. The information on our website is not a part of or incorporated by reference into this or any other report of the company filed with, or furnished to, the SEC.

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

Advertising revenue generated from our syndicated radio operations is reported as broadcast revenue in our Consolidated Financial Statements. Advertising revenue is recorded on a gross basis unless an agency represents the advertiser, in which case revenue is reported net of the commission retained by the agency.

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

Digital Media

Revenue generated from this segment is reported as digital media revenue in our Consolidated Statements of Operations. Digital media revenue is impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered, or the number of products sold, and the number of digital subscriptions sold. Like our broadcasting segment, our second and fourth quarter advertising revenue from our digital media segment generally exceeds the segment’s first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. We also experience fluctuations in quarter-over-quarter comparisons based on the date on which Easter is observed, as this holiday generates a higher volume of product downloads from our church product websites. Additionally, we experience increased demand for advertising time and placement during election years for political advertisements.

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

Expenses which comprise the costs of goods sold will include licensing agreements and royalties, as well as operational and staffing costs related to the management of the Company’s syndicated radio network, product development and product marketing costs. General and administrative expenses are comprised of administrative wages; office expenses; outside legal, accounting, and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising, and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2023 and 2022.

Revenues. The Company generated no net revenues during the three months ended August 31, 2023 and 2022. Revenues in the past have been generated from spot sales on our syndicated radio network.

Cost of Sales. Our cost of sales were $-0- for the three months ended August 31, 2023 and 2022. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Executive salaries remain unpaid and accruing for the year ending May 31, 2023. Accrued salaries and consulting expenses were $60,000 and 60,000 for the three months ended August 31, 2023 and 2022, respectively. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees were $16,976 and $38,121 for the three months ended August 31, 2023 and 2022, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $567 and $1,305 for the three months ended August 31, 2023 and 2022, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other income of $430,625 for the three months ended August 31, 2023 compared to net other expenses of $12,014 for the three months ended August 31, 2022. During the three months ended August 31, 2023 and 2022, the company recorded income on the change in the fair value of the derivative liability in the amount of $543,223 and $41,194, respectively. During the three months ended August 31, 2023 and 2022, other expenses incurred were comprised of interest expenses related to notes payable in the amount of $112,598 and $53,208, which included the amortization of debt discounts of $24,125 and $14,878, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2023, our primary source of liquidity consisted of $117 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2023 of $6,013,240 and $14,344,948, respectively, which raises doubt about our ability to continue as a going concern. We generated net income for the three months ended August 31, 2023 of $353,082, however, most of that income was the result of income from derivative liability rather than operating income. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2023 Form 10-K. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 16 notes payable aggregating $996,611 at August 31, 2023. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Music of Your life, Inc. (incorporated by reference to the Company's Form S-1/A filed on November 22, 2022)
3.2	Amended and Restated Bylaws of Music of Your Life, Inc. (incorporated by reference to the Company’s Form S-1/A filed on November 22, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Marquie Group, Inc.

Date: October 23, 2023	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

