Form 10-Q
period 2023-11-30
Marquie Group, Inc.
filed 2024-01-22
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 12, 2024, there were 825,569,220 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

	November 30,	May 31,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$2,433	$–

Total Current Assets	2,433	–

OTHER ASSETS

Investment in Acquisition, related party	6,200,000	6,200,000
Loans receivable, related party	28,247	28,247
Music inventory, net of accumulated depreciation of $21,165 and $20,719, respectively	483	929
Trademark costs	10,365	10,365

Total Other Assets	6,239,095	6,239,541

TOTAL ASSETS	$6,241,528	$6,239,541

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$–	$46
Accounts payable	69,997	50,664
Accrued interest payable on notes payable	743,680	578,017
Accrued consulting fees	1,265,917	1,145,917
Notes payable, net of debt discounts of $63,412 and $66,794, respectively	1,478,788	1,465,138
Notes payable to related parties	2,088,047	2,090,772
Derivative liability	370,301	1,035,998

Total Current Liabilities	6,016,730	6,366,552

TOTAL LIABILITIES	6,016,730	6,366,552

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 756,612,000 and 1,154,389,824 shares issued and outstanding, respectively	115,440	75,663
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	14,579,962	14,486,896
Accumulated deficit	(14,479,064)	(14,698,030)

Total Stockholders' Deficit	224,798	(127,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,241,528	$6,239,541

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022

NET REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees	60,000	60,000	120,000	120,000
Professional fees	45,917	12,992	62,893	51,113
Other selling, general and administrative	60,848	10,696	61,415	12,001

Total Operating Expenses	166,765	83,688	244,308	183,114

LOSS FROM OPERATIONS	(166,765)	(83,688)	(244,308)	(183,114)

OTHER INCOME (EXPENSES)

Income from derivative liability	167,975	1,809,922	711,198	1,851,116
Interest expense (including amortization of debt discounts of $24,757, $14,878, $48,882, and $27,493, respectively)	(135,326)	(92,535)	(247,924)	(145,743)

Total Other Income (Expenses)	32,649	1,717,387	463,274	1,705,373

LOSS BEFORE INCOME TAXES	(134,116)	1,633,699	218,966	1,522,259

INCOME TAX EXPENSE	–	–	–	–

NET INCOME (LOSS)	$(134,116)	$1,633,699	$218,966	$1,522,259

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$0.01	$0.00	$0.01

Weighted average shares outstanding	427,583,795	292,900,441	807,957,041	301,040,848

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Six Months Ended November 30, 2023
	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, May 31, 2023	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(14,698,030)	$(127,011)

Net income for the three months ended August 31, 2023	–	–	–	–	–	–	353,082	353,082

Balance, August 31, 2023	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(14,344,948)	$226,071

Common stock issued for conversion of debt	–	–	279,334,689	27,932	–	49,179	–	77,111

Common stock issued for Standby Equity Agreement	–	–	118,443,135	11,844	–	43,887	–	55,731

Net loss for the three months ended November 30, 2023	–	–	–	–	–	–	(134,116)	(134,116)

Balance, November 30, 2023	200	$–	1,154,389,824	$115,440	$8,460	$14,579,962	$(14,479,064)	$224,798

	Six Months Ended November 30, 2022
	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, May 31, 2022	200	$–	16,189,732	$1,621	$8,460	$10,213,431	$(15,878,189)	$(5,654,677)

Round up of shares from reverse stock split	–	–	2,600	–	–	–	–	–

Net loss for the three months ended August 31, 2022	–	–	–	–	–	–	(111,440)	(111,440)

Balance, August 31, 2022	200	$–	16,192,332	$1,621	$8,460	$10,213,431	$(15,989,629)	$(5,766,117)

Common stock issued for conversion of debt	–	–	73,753,000	7,375	–	140,132	–	147,507

Investment of Acquisition	–	–	666,666,668	66,667	–	4,133,333	–	4,200,000

Net income for the three months ended November 30, 2022	–	–	–	–	–	–	1,633,699	1,633,699

Balance, November 30, 2022	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(14,355,930)	$215,089

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	November 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$218,966	$1,522,259
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	446	778
Income from derivative liability	(711,198)	(1,851,116)
Amortization of debt discounts	48,882	27,493
Changes in operating assets and liabilities:
Accounts payable	19,333	30,914
Accrued interest payable on notes payable	197,043	111,316
Accrued consulting fees	120,000	110,700

Net Cash Used by Operating Activities	(106,528)	(47,657)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments from loans receivable, related party	–	(9,247)

Net Cash Used by Investing Activities	–	(9,247)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(46)	–
Proceeds from standby equity agreement	55,732	–
Proceeds from notes payable	56,000	69,435
Repayments of notes payable to related parties	(2,725)	(12,100)

Net Cash Provided by Financing Activities	108,961	57,335

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,433	431

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	353

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,433	$784

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$45,501	$–
Issuance of stock and promissory note for investment in acquisition	$–	$6,200,000
Conversion of debt and accrued interest into common stock	$77,111	$147,507

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended November 30, 2023 are not necessarily indicative of results that may be expected for the year ending May 31, 2024.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2023, the Company had negative working capital of $6,014,297 and an accumulated deficit of $14,479,064. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 - MUSIC INVENTORY

Music inventory consisted of the following:

	November 30, 2023	May 31, 2023
Digital music acquired for use in operations – at cost	$21,648	$21,648
Accumulated depreciation	(21,165)	(20,719)
Music inventory – net	$483	$929

The Company purchases digital music to broadcast over the radio and internet. During the three and six months ended November 30, 2023, the Company purchased $-0- worth of music inventory. For the six months ended November 30, 2023 and 2022, depreciation of music inventory was $446 and $778, respectively.

NOTE 3 - ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	November 30, 2023	May 31, 2023
Due to Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022	$608,817	$488,817
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	305,200	305,200
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	27,850	27,850

Total	$1,265,917	$1,145,917

The accrued consulting fees balance changed as follows:

	Six Months Ended November 30, 2023	Year Ended May 31, 2023
Balance, beginning of period	$1,145,917	$926,217

Compensation expense accrued pursuant to consulting agreements	120,000	240,000
Payments to consultants	–	(20,300)

Balance, end of period	$1,265,917	$1,145,917

See Note 8 (Commitments and Contingencies).

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2023	May 31, 2023
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$64,700	$64,700
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	170,212	170,212
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, in default (YY)	58,250	58,250
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, in default (ZZ)	245,000	245,000
Convertible note payable to an entity, interest at 12%, due on June 10, 2023, net of discount of $-0- and $1,065, respectively (AA)	–	37,815
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default, net of discount of $-0- and $13,143, respectively (C)	34,204	17,412
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, net of discount of $22,036 and $52,586, respectively (F)	39,063	8,514
Convertible note payable to an entity, interest at 10%, due on August 15, 2024, net of discount of $38,574 and $-0-, respectively (J)	3,426	–
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, net of discount of $2,802 and $-0-, respectively (K)	698	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,478,788	1,465,138
Less: Current Portion	(1,478,788)	(1,465,138)
Long-Term Notes Payable	$–	$–

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

(F) On April 10, 2023, the Company issued a $61,100 Convertible Promissory Note to a lender for net loan proceeds of $55,000. The note bears interest at a rate of 12% per annum, is due on April 10, 2024, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.003, or (2) the par value of the Common Stock. See Note 6 (Derivative Liability).

(J) On November 7, 2023, the Company issued a $42,000 Convertible Promissory Note to a lender for net loan proceeds of $32,200. The note bears interest at a rate of 10% per annum, is due on August 15, 2024, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 63% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

(K) On September 18, 2023, the Company issued a $3,500 Convertible Promissory Note to a lender for net loan proceeds of $3,500. The note bears interest at a rate of 12% per annum, is due on September 18, 2024, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 50% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	November 30, 2023	May 31, 2023

Lender A	$458,014	$458,014
Lender B	170,212	170,212
14 other lenders	913,974	903,706

Total	1,542,200	1,531,932

Less debt discounts	(63,412)	(66,794)

Net	$1,478,788	$1,465,138

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	November 30, 2023	May 31, 2023

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	16,724	19,449
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	2,000,000
Total Notes Payable	2,088,047	2,090,772
Less: Current Portion	(2,088,047)	(2,090,772)
Long-Term Notes Payable	$–	$–

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability at November 30, 2023 and May 31, 2023 consisted of:

	November 30, 2023		May 31, 2023
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$60,000	$40,000	$81,481
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	61,625	29,000	81,093
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	45,688	21,500	60,120
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	52,500	35,000	71,296
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	12,758	8,506	17,326
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	15,102	154,764	151,020
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	17,367	170,212	153,285
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	12,923	14,000	18,707
Convertible note payable issued June 10, 2022, due on June 10, 2023 (AA)	–	–	38,880	154,078
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	34,203	45,832	30,555	92,797
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	61,100	18,878	61,100	154,795
Convertible note payable issued November 7, 2023, due on August 15, 2024 (J)	42,000	18,878	–	–
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	8,750	–	–

Totals	$613,785	$370,301	$603,517	$1,035,998

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2023 include (1) stock price of $0.0005 per share, (2) exercise prices ranging from $0.00004 to $0.000378 per share, (3) terms ranging from 0 days to 293 days, (4) expected volatility of 2,202% and (5) risk free interest rates ranging from 5.44% to 5.56%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2023 include (1) stock price of $0.0041 per share, (2) exercise prices ranging from $0.00004 to $0.001755 per share, (3) terms ranging from 0 days to 315 days, (4) expected volatility of 2,189% and (5) risk free interest rates ranging from 4.65% to 5.28%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	November 30, 2023	May 31, 2023

Lender A	$15,102	$151,020
Lender B	17,367	153,285
Lender C	45,833	415,233
Lender D	78,181	107,329
5 other lenders	213,818	209,131

Total	$370,301	$1,035,998

NOTE 7 - EQUITY TRANSACTIONS

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

During the six months ended November 30, 2023, the Company issued an aggregate of 118,443,135 shares of common stock pursuant to the Equity Agreement for net proceeds of $55,731.

During the six months ended November 30, 2023, the Company issued an aggregate of 279,334,689 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $77,111.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 3 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provided for monthly compensation of $10,000 through May 31, 2022 and was increased to $20,000 after May 31, 2022. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provided for monthly compensation of $15,000 and expired on May 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provided for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019. See Note 3 (Accrued Consulting Fees).

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

NOTE 9 - INVESTMENT IN ACQUISITION, RELATED PARTY

On September 20, 2022, the Company entered into an agreement to acquire 25% of the outstanding shares of SIMPLY WHIM, INC., a Wyoming corporation (“SIMPLY WHIM”), in exchange for 666,666,668 shares of common stock of the Company and a promissory note in the face amount of $2,000,000. SIMPLY WHIM is a skin care product development company. At the date of the acquisition, the price per share of the company shares was $0.0063. The total consideration paid by the company (value of stock issued and promissory note) was $6,200,000 which has been recorded as Investment in Acquisition, related party, on the balance sheet. The Company determined that the Simply Whim investment should be accounted for under the cost method because the Company does not have the ability to exercise significant influence over operating and financial policies of the investee given there is no representation on the board of directors, participation in policy-making processes, no interchange of managerial personnel, and the majority ownership of the investee is a nonpublic company held by one individual. The Company is currently evaluating the fair value of the investment under the current effective ASU 2016-01 accounting standard.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to November 30, 2023, the Company issued an aggregate of 68,957,220 shares of common stock pursuant to the Equity Agreement for net proceeds of $16,239.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2023 and 2022.

Revenues. The Company generated no net revenues during the three and six months ended November 30, 2023 and 2022. Revenues in the past have been generated from spot sales on our syndicated radio network.

Cost of Sales. Our cost of sales were $-0- for the three and six months ended November 30, 2023 and 2022. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Executive salaries remain unpaid and accruing for the year ending May 31, 2023. Accrued salaries and consulting expenses were $60,000 and 60,000 for the three months ended November 30, 2023 and 2022, respectively. Accrued salaries and consulting expenses were $120,000 and 120,000 for the six months ended November 30, 2023 and 2022, respectively. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees were $45,917 and $12,992 for the three months ended November 30, 2023 and 2022, respectively. Professional fees were $62,893 and $51,113 for the six months ended November 30, 2023 and 2022, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $60,848 and $10,696 for the three months ended November 30, 2023 and 2022, respectively. Other selling, general and administrative expenses were $61,415 and $12,001 for the six months ended November 30, 2023 and 2022, respectively. The increase during the three months ended November 30, 2023 was the result of additional expenses of $51,705 related to investor relations. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other income of $32,649 and $1,717,387 for the three months ended November 30, 2023 and 2022, respectively. The Company had net other income of $463,274 and $1,705,373 for the six months ended November 30, 2023 and 2022, respectively. During the six months ended November 30, 2023 and 2022, the company recorded income on the change in the fair value of the derivative liability in the amount of $711,198 and $1,851,116, respectively. During the six months ended November 30, 2023 and 2022, other expenses incurred were comprised of interest expenses related to notes payable in the amount of $247,924 and $145,743, which included the amortization of debt discounts of $48,882 and $27,493, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2023, our primary source of liquidity consisted of $2,433 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2023 of $6,014,297 and $14,479,064, respectively, which raises doubt about our ability to continue as a going concern. We generated net income for the six months ended November 30, 2023 of $218,966, however, that income was the result of income from derivative liability rather than operating income. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 1. Legal Proceedings

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

Item 3. Defaults Upon Senior Securities

The Company has not paid the principal and interest due on 16 notes payable aggregating $991,935 at November 30, 2023. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Music of Your life, Inc. (incorporated by reference to the Company's Form S-1/A filed on November 22, 2022)
3.2	Amended and Restated Bylaws of Music of Your Life, Inc. (incorporated by reference to the Company’s Form S-1/A filed on November 22, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Marquie Group, Inc.

Date: January 22, 2024	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

