Form 10-Q
period 2024-02-29
Marquie Group, Inc.
filed 2024-04-22
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 15, 2024, there were 1,410,789,824 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

	February 29,	May 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$2,162	$–

Total Current Assets	2,162	–

OTHER ASSETS

Investment in Acquisition	6,200,000	6,200,000
Loans receivable, related party	35,237	28,247
Music inventory, net of accumulated depreciation of $21,386 and $20,719, respectively	882	929
Trademark costs	11,165	10,365

Total Other Assets	6,247,284	6,239,541

TOTAL ASSETS	$6,249,446	$6,239,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Bank overdraft	$–	$46
Accounts payable	70,658	50,664
Accrued interest payable on notes payable	834,846	578,017
Accrued consulting fees, related parties	1,105,367	925,367
Accrued consulting fees	220,550	220,550
Notes payable, net of debt discounts of $60,837 and $66,794, respectively	1,546,330	1,465,138
Notes payable to related parties	2,082,015	2,090,772
Derivative liability	603,138	1,035,998

Total Current Liabilities	6,462,904	6,366,552

TOTAL LIABILITIES	6,462,904	6,366,552

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 1,410,789,824 and 756,612,000 shares issued and outstanding, respectively	141,080	75,663
Common stock payable - 1 share	8,460	8,460
Additional paid-in-capital	14,575,002	14,486,896
Accumulated deficit	(14,938,000)	(14,698,030)

Total Stockholders' Deficit	(213,458)	(127,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,249,446	$6,239,541

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

NET REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees to related parties	60,000	60,000	180,000	180,000
Professional fees	27,410	8,096	90,303	59,209
Other selling, general and administrative	40,690	1,369	102,105	13,370

Total Operating Expenses	128,100	69,465	372,408	252,579

LOSS FROM OPERATIONS	(128,100)	(69,465)	(372,408)	(252,579)

OTHER INCOME (EXPENSES)

Change in fair value of derivative liability	(202,283)	(501,275)	508,915	1,349,841
Interest expense (including amortization of debt discounts of $33,131, $17,120, $82,012, and $44,614, respectively)	(128,553)	(102,520)	(376,477)	(248,263)

Total Other Income (Expenses)	(330,836)	(603,795)	132,438	1,101,578

INCOME (LOSS) BEFORE INCOME TAXES	(458,936)	(673,260)	(239,970)	848,999

INCOME TAX EXPENSE	–	–	–	–

NET INCOME (LOSS)	$(458,936)	$(673,260)	$(239,970)	$848,999

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding	1,211,131,582	756,612,000	941,858,075	451,229,140

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Nine Months Ended February 29, 2024

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balance, May 31, 2023	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(14,698,030)	$(127,011)

Net income for the three months ended August 31, 2023	–	–	–	–	–	–	353,082	353,082

Balance, August 31, 2023	200	–	756,612,000	75,663	8,460	14,486,896	(14,344,948)	226,071

Common stock issued for conversion of debt	–	–	279,334,689	27,932	–	49,179	–	77,111

Common stock issued for Standby Equity Agreement	–	–	118,443,135	11,844	–	43,887	–	55,731

Net loss for the three months ended November 30, 2023	–	–	–	–	–	–	(134,116)	(134,116)

Balance, November 30, 2023	200	–	1,154,389,824	115,440	8,460	14,579,962	(14,479,064)	224,798

Common stock issued for conversion of debt	–	–	256,400,000	25,640	–	(4,960)	–	20,680

Net loss for the three months ended February 29, 2024	–	–	–	–	–	–	(458,936)	(458,936)

Balance, February 29, 2024	200	$–	1,410,789,824	$141,080	$8,460	$14,575,002	$(14,938,000)	$(213,458)

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

(continued)

	Nine Months Ended February 28, 2023

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balance, May 31, 2022	200	$–	16,189,732	$1,621	$8,460	$10,213,431	$(15,878,189)	$(5,654,677)

Round up of shares from reverse stock split	–	–	2,600	–	–	–	–	–

Net loss for the three months ended August 31, 2022	–	–	–	–	–	–	(111,440)	(111,440)

Balance, August 31, 2022	200	–	16,192,332	1,621	8,460	10,213,431	(15,989,629)	(5,766,117)

Common stock issued for conversion of debt	–	–	73,753,000	7,375	–	140,132	–	147,507

Investment in Acquisition	–	–	666,666,668	66,667	–	4,133,333	–	4,200,000

Net income for the three months ended November 30, 2022	–	–	–	–	–	–	1,633,699	1,633,699

Balance, November 30, 2022	200	–	756,612,000	75,663	8,460	14,486,896	(14,355,930)	215,089

Net loss for the three months ended February 28, 2023	–	–	–	–	–	–	(673,260)	(673,260)

Balance, February 28, 2023	200	$–	756,612,000	$75,663	$8,460	$14,486,896	$(15,029,190)	$(458,171)

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	February 29, 2024	February 28, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(239,970)	$848,999
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	667	1,008
Change in fair value of derivative liability	(508,915)	(1,349,841)
Amortization of debt discounts	82,012	44,614
Changes in operating assets and liabilities:
Accounts payable	19,994	34,009
Accrued interest payable on notes payable	288,209	196,715
Accrued consulting fees	180,000	165,300

Net Cash Used by Operating Activities	(178,003)	(59,196)

CASH FLOWS FROM INVESTING ACTIVITIES:

Music inventory	(620)	–
Trademark costs	(800)	–
Payments to related party	(6,990)	(23,247)

Net Cash Used by Investing Activities	(8,410)	(23,247)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(46)	–
Proceeds from standby equity agreement	55,732	–
Proceeds from notes payable	141,646	94,835
Repayments of notes payable to related parties	(8,757)	(12,700)

Net Cash Provided by Financing Activities	188,575	82,135

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,162	(308)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	353

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,162	$45

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$76,056	$–
Issuance of stock and promissory note for investment in acquisition	$–	$6,200,000
Conversion of debt and accrued interest into common stock	$97,791	$147,507

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 29, 2024

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

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended February 29, 2024 are not necessarily indicative of results that may be expected for the year ending May 31, 2024.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 29, 2024, the Company had negative working capital of $6,460,742 and an accumulated deficit of $14,938,000. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 - MUSIC INVENTORY

Music inventory consisted of the following:

	February 29, 2024	May 31, 2023
Digital music acquired for use in operations – at cost	$22,268	$21,648
Accumulated depreciation	(21,386)	(20,719)
Music inventory – net	$882	$929

The Company purchases digital music to broadcast over the radio and internet. During the three and nine months ended February 29, 2024, the Company purchased $620 worth of music inventory. For the nine months ended February 29, 2024 and February 28, 2023, depreciation of music inventory was $667 and $1,008, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	February 29, 2024	May 31, 2023
Due to Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022	$668,817	$488,817
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	305,200	305,200
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	27,850	27,850

Total	$1,325,917	$1,145,917

The accrued consulting fees balance changed as follows:

	Nine Months Ended February 29, 2024	Year Ended May 31, 2023
Balance, beginning of period	$1,145,917	$926,217
Compensation expense accrued pursuant to consulting agreements	180,000	240,000
Payments to consultants	–	(20,300)

Balance, end of period	$1,325,917	$1,145,917

See Note 8 (Commitments and Contingencies).

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:

	February 29, 2024	May 31, 2023
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$64,700	$64,700
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	170,212	170,212
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, in default (YY)	58,250	58,250
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, in default (ZZ)	245,000	245,000
Convertible note payable to an entity, interest at 12%, due on June 10, 2023, net of discount of $-0- and $1,065, respectively (AA)	–	37,815
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default, net of discount of $-0- and $13,143, respectively (C)	19,973	17,412
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, net of discount of $6,845 and $52,586, respectively (F)	54,255	8,514
Convertible note payable to an entity, interest at 10%, due on August 15, 2024, net of discount of $25,021 and $-0-, respectively (J)	16,979	–
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, net of discount of $1,932 and $-0-, respectively (K)	1,569	–
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, net of discount of $27,039 and $-0-, respectively (L)	3,516	–
Note payable to an entity, terms to be agreed on and memorialized subsequent to February 29, 2024	48,641	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,546,330	1,465,138
Less: Current Portion	(1,546,330)	(1,465,138)
Long-Term Notes Payable	$–	$–

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

(L) On January 18, 2024, the Company issued a $30,555 Convertible Promissory Note to a lender for net loan proceeds of $22,800. The note bears interest at a rate of 12% per annum, is due on January 18, 2025, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of $0.0002 or 50% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date. See Note 6 (Derivative Liability).

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	February 29, 2024	May 31, 2023

Lender A	$458,014	$458,014
Lender B	170,212	170,212
14 other lenders	978,941	903,706

Total	1,607,167	1,531,932

Less debt discounts	(60,837)	(66,794)

Net	$1,546,330	$1,465,138

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 29, 2024	May 31, 2023

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	10,692	19,449
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	2,000,000
Total Notes Payable	2,082,015	2,090,772
Less: Current Portion	(2,082,015)	(2,090,772)
Long-Term Notes Payable	$–	$–

NOTE 6 - DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	February 29, 2024		May 31, 2023
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$120,000	$40,000	$81,481
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	116,000	29,000	81,093
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	86,000	21,500	60,120
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	105,000	35,000	71,296
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	25,517	8,506	17,326
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	23,042	154,764	151,020
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	170,212	9,216	170,212	153,285
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	29,077	14,000	18,707
Convertible note payable issued June 10, 2022, due on June 10, 2023 (AA)	–	–	38,880	154,078
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	34,203	8,640	30,555	92,797
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	61,100	28,802	61,100	154,795
Convertible note payable issued November 7, 2023, due on August 15, 2024 (J)	42,000	11,521	61,100	154,795
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	28,802	61,100	154,795
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	30,555	11,521	61,100	154,795

Totals	$644,340	$603,138	$603,517	$1,035,998

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

Assumptions used for the calculations of the derivative liability of the notes at February 29, 2024 include (1) stock price of $0.0003 per share, (2) exercise prices ranging from $0.00004 to $0.0001 per share, (3) terms ranging from 0 days to 323 days, (4) expected volatility of 2,207% and (5) risk free interest rates ranging from 4.80% to 5.53%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2023 include (1) stock price of $0.0041 per share, (2) exercise prices ranging from $0.00004 to $0.001755 per share, (3) terms ranging from 0 days to 315 days, (4) expected volatility of 2,189% and (5) risk free interest rates ranging from 4.65% to 5.28%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	February 29, 2024	May 31, 2023

Lender A	$23,042	$151,020
Lender B	9,217	153,285
Lender C	20,161	415,233
Lender D	159,594	107,329
5 other lenders	391,124	209,131

Total	$603,138	$1,035,998

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

During the nine months ended February 29, 2024, the Company issued an aggregate of 118,443,135 shares of common stock pursuant to the Equity Agreement for net proceeds of $55,731.

During the nine months ended February 29, 2024, the Company issued an aggregate of 535,734,689 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $97,791.

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

NOTE 9 – INVESTMENT IN ACQUISITION

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to February 29, 2024, the Company issued an aggregate of 1,341,172,984 shares of common stock for the conversion of notes payable and accrued interest in the amount of $97,142.

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

Broadcast operating expenses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as lease expense and utilities, (iii) marketing and promotional expenses, (iv) production and programming expenses, and (v) music license fees. In addition to these expenses, our network incurs programming costs and expenses for internet communication facilities.

Digital Media

Revenue generated from this segment is reported as digital media revenue in our Consolidated Statements of Operations. Digital media revenue is impacted by the rates our sites can charge for advertising time, the level of advertisements sold, the number of impressions delivered, or the number of products sold.

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

Expenses which comprise the costs of goods sold will include operational and staffing costs related to product development and product marketing costs. General and administrative expenses are comprised of administrative wages; office expenses; outside legal, accounting, and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising, and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 29, 2024 and February 28, 2023.

Revenues. The Company generated no net revenues for Broadcasting and Digital Media during the three and nine months ended February 29, 2024 and February 28, 2023. Revenues in the past have been generated from spot sales on our syndicated radio network. Revenue for Health and Beauty will be included in the company’s upcoming annual 10-K report for the year ending May 31, 2024.

Cost of Sales. Our cost of sales for Broadcasting and Digital Media was $-0- for the three and nine months ended February 29, 2024 and February 28, 2023. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. Our Cost of Sales for Health and Beauty will be included in the company’s upcoming annual 10-K report for the year ending May 31, 2024.

Salaries and Consulting Expenses. Executive salaries remain unpaid and accruing for the year ending May 31, 2023. Accrued salaries and consulting expenses were $60,000 and 60,000 for the three months ended February 29, 2024 and February 28, 2023, respectively. Accrued salaries and consulting expenses were $180,000 and 180,000 for the nine months ended February 29, 2024 and February 28, 2023, respectively. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees were $27,410 and $8,096 for the three months ended February 29, 2024 and February 28, 2023, respectively. Professional fees were $90,303 and $59,209 for the nine months ended February 29, 2024 and February 28, 2023, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $40,690 and $1,369 for the three months ended February 29, 2024 and February 28, 2023, respectively. Other selling, general and administrative expenses were $102,105 and $13,370 for the nine months ended February 29, 2024 and February 28, 2023, respectively. The increase during the nine months ended February 29, 2024 was mostly the result of additional expenses of $62,205 related to investor relations. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $330,836 and $603,795 for the three months ended February 29, 2024 and February 28, 2023, respectively. The Company had net other income of $132,438 and $1,101,578 for the nine months ended February 29, 2024 and February 28, 2023, respectively. During the nine months ended February 29, 2024 and February 28, 2023, the company recorded income on the change in the fair value of the derivative liability in the amount of $508,915 and $1,349,841, respectively. During the nine months ended February 29, 2024 and February 28, 2023, other expenses incurred were comprised of interest expenses related to notes payable in the amount of $376,477 and $248,263, which included the amortization of debt discounts of $82,012 and $44,614, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2024, our primary source of liquidity consisted of $2,162 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 29, 2024 of $6,460,742 and $14,938,000, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 29, 2024 of $239,970. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 16 notes payable aggregating $977,704 at February 29, 2024. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the quarter ended February 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Marquie Group, Inc.

Date: April 22, 2024	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

