Form 10-K
period 2024-05-31
Marquie Group, Inc.
filed 2024-09-10
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended May 31, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number: 000-54163

THE MARQUIE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 4th St. N, Ste. 4887, St. Petersburgh, FL

(Address of principal executive offices)

33702

(Zip Code)

Registrant’s telephone number, including area code: (800) 351-3021

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $0.0001 par value	TMGI	OTC Markets

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

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of The Marquie Group, Inc. held by non-affiliates as of November 30, 2023, was $378,306.

As of August 31, 2024, there were 3,888,065,460 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

THE MARQUIE GROUP, INC., AND SUBSIDIARIES

2024 FORM 10-K ANNUAL REPORT

i

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

PART I

ITEM 1. BUSINESS.

Relationship with Music of Your Life, Inc. (MOYL)

As of May 31, 2024, TMGI beneficially owned 100% of the outstanding shares of MOYL common stock. MOYL is the longest running syndicated music radio network in the United States. MOYL provides radio programming 24 hours a day, 7 days a week to AM, FM, and HD stations across the country and around the world over the internet.

Relationship with Simply Whim, Inc. (Whim)

As of May 31, 2024, TMGI beneficially owned 25% of the outstanding shares of Whim common stock. Whim is a direct to consumer, emerging skin care brand dedicated to high quality, safe and efficacious beauty enhancing products.

Relationship with Global Holdings Experience, Inc. (GNX)

As of May 31, 2024, TMGI beneficially owned 100% of the outstanding shares of GNX common stock. The GNE business plan is to license intellectual property to third parties.

Relationship with AminoMints, Inc. (AMI)

On April 21, 2023, we announced a joint venture / acquisition with AminoMints, Inc. with terms to be determined. As of May 31, 2024, the Company has not been in a position to fund the acquisition. Depending on the amount of capital available to us, we may or may not complete the acquisition. AminoMints is an established brand of amino acids in mint form directed toward young adults as an entry toward a healthier lifestyle by incorporating amino acids in your diet as a daily regimen toward better health and cancer prevention.

Corporate Information

The Marquie Group, Inc. is an emerging direct-to-consumer firm specializing in marketing, product development, and media, including a dynamic terrestrial, and streaming radio network. We craft and promote top-tier health and beauty solutions that enrich lives, showcased through engaging radio content for our audience.

We have two operating segments: (1) Broadcast and (2) Health and Beauty, which also qualify as reportable segments. Our operating segments reflect how we assess the performance of each operating segment and determine the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.

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

Our filings with the Securities and Exchange Commission (“SEC”) are available free of charge under the Investor Relations section of our website at www.themarquiegroup.com as soon as reasonably practical after electronically filed. Any information found on our website is not a part of or incorporated by reference into this annual report or any other report of TMGI filed with or furnished to the SEC. The layout of information on the company website is subject to change without notice.

Business Strategy

The onset of COVID-19 in 2020 had a profound impact on our company, leading to a complete loss of advertising revenue, the loss of several on-air personalities to illness, and the closure of our production facilities. These challenges necessitated a thorough reevaluation of our business model. Through extensive planning, we devised a new marketing strategy focused on revitalizing the company. This strategy required a significant transformation, integrating tangible goods and services to complement our existing revenue stream from radio advertising, while also establishing a new, independent, and profitable enterprise. To bring this vision to life, we recapitalized the company, forged a partnership with a business ally aligned with our goals, and secured new investment. This pivotal shift led to our acquisition of Simply Whim and their Whim® line of products.

A trend that began during the COVID era and intensified in 2024, has contributed to the downfall of many microcap companies. Stock brokerage firms have tightened regulations for companies whose stock is priced below $0.01. In many instances they have refused to accept small-cap stocks altogether. Consequently, investor interest in micro-cap space has nearly vanished. Our company remains reliant on investor support to provide sufficient working capital until we can independently generate enough revenue to sustain operations. As a result, 2024 has thus far presented significant challenges which have hindered our ability to grow and meet our milestones.

We are fortunate to have established solid relationships with two key investors, MacRab and Quick Capital, both based in Florida. To achieve our business plan milestones, we are in the process of filing new equity lines of credit with these partners. As a result, shareholders should anticipate dilution in the coming months as we draw down on these ELOCs. However, as we grow revenue and move towards profitability, we expect the value of our shares to increase. Consequently, without these or similar investment vehicles, the company will face challenges continuing to fund its objectives.

Our commitment to offering products that utilize safe and effective ingredients to promote whole-body health, with a particular focus on anti-aging and cancer prevention, remains steadfast. All products are manufactured in the United States adhering to strict global standards. This dedication to quality means that we may choose to not use other products or ingredients, even if more profitable opportunities arise. We promote these products across our broadcast network, including local radio stations, internet streaming, downloadable podcasts, and social media platforms.

In addition to our efforts with the Whim products, we remain committed to enhancing our multimedia division. We are currently redesigning the Music of Your Life website to include new music channels, news, and commentary. These features are supported by strong intellectual property, branding, and celebrity hosts. We anticipate expanding our audience reach through various social media platforms such as X, Rumble, Truth Social, GTTR, and multiple podcasting channels.

The Marquie Group, Inc.

The Marquie Group manages corporate governance of its wholly owned subsidiaries, secures financing for operations, seeks out products and companies for acquisition and implements the marketing plan of the company to achieve profitability. To meet these objectives, TMGI recently acquired a 25% stake in Simply Whim, Inc., which encompasses the Whim Inner and Outer Nutrition line of health and beauty products. The Whim product line is designed to address modern skin nutrition and beauty challenges, using a safe, proprietary blend of amino acids, antioxidants, and other nature-derived ingredients.

By utilizing our wholly owned subsidiary, Music of Your Life® - a renowned radio brand and syndicated broadcast network - we advertise both our own products, and those of other businesses using 60-second radio commercials airing every hour on the network and heard around the country on our affiliated radio stations while simulcast over the internet. The company's primary objective is to develop or acquire captivating brands that can be successfully advertised on our broadcast radio network and promoted through our extensive social media network of more than an estimated 350,000 followers. Whim products are also sold on our simplywhim.com website, our Public Square webstore, and our Amazon webstore.

Budget permitting, we plan to begin advertising our Whim products on the Rumble platform, starting in fiscal Q-1 to include video ads for various social media arenas, across the X platform, and to increase our spend on Facebook. Initially, customer acquisition costs will increase however, the increase in marketing budget should increase sales exponentially.

Music of Your Life®

Music of Your Life produces and delivers radio programming to affiliated AM, FM, and HD radio stations across the country and around the world over the internet. Since our launch in 1978, Music of Your Life has been broadcasting more than 400,000 hours making it the longest running non-stop music radio program in the United States, and possibly in the word. Terrestrial radio stations from around the country carry Music of Your Life programming on an advertising barter arrangement whereby Music of Your Life owns three minutes per hour for network commercials which are aired by the station in that city. This gives us direct access to our listeners at a local level to advertise our goods and services. The same Music of Your Life broadcast heard on local radio, is also simulcast over the internet, and heard around the world to more than 90-countries. We own 12 minutes of advertising time over the internet allowing us to reach our listeners on a national level. Music of Your Life is an automated delivery of “live” recordings. Several moving parts must come together seamlessly to deliver smooth sounding broadcast free of technical issues, including compelling programming delivered by announcers. Once the show leaves the studio, significant layers of technology are employed right up the point the sound is heard by the listener on either their car radio, portable radio, cell phone, computer, or intelligent television.

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

Looking ahead, we have an ambitious sales forecast for the growth of Music of Your Life, positioning it as the definitive podcast destination for the Great American Songbook, spanning iconic hits from the 1920's to the early 21st century. Leveraging cutting-edge audio reproduction and broadcasting technology, we aim to offer an unparalleled listening experience that outshines any of our competitors' offerings, regardless of price point.

We plan to extend our Street Talk® feature into the podcasting space, and as a syndicated offering to additional broadcast markets. Episodes are slated to feature timely conversations with influential personalities and industry leaders who shape the financial markets discussing the virtues of capitalism. We anticipate that this diversification will contribute significantly to our revenue streams in the coming years.

•	Affiliates. We have affiliate radio station affiliates located in: New York City, NY; Los Angeles, CA; Tampa Bay, FL; Clearwater, FL; San Francisco, CA; Kansas City, KS; St. Louis, MO; and Celina, OH.
•	Simulcast. Our daily broadcast show simulcast is delivered over the internet to more than 90-countries.
•	Programming. We arrange our music programming into various “dayparts” including “Adult Standards”, “Decades of Hits”, “50’s at 5”, “60’s at 6”, “70’s at 7”, and Juke Box Saturday Night.
•	Audio Technology. We use the Barix internet audio distribution system including their “Reflector” service for radio station affiliates (provides audio tone triggers for local automation computers).
•	Streaming Technology. We use the Digital Ocean node system for backhauling our packet data directly from our broadcast automation system to Reflector. This provides a 99.99% uptime environment with very little packet loss, and low latency resulting in very high-quality audio throughput. We stream at a bitrate of 320 kbs.
•	Internet Technology. We use high-speed fiber optic internet from Frontier Cable Business for a 99.99% uptime internet connection.
•	Computer and Automation Technology. We use a computer system running Windows 11 with Station Playlist Studio Radio Automation System. We employ a full, redundant backup system for system failures.
•	Podcast Shows. We produce three podcasts: Celebrity Radio – featuring interviews with some of Hollywood’s legacy entertainers; Collusion Radio – a politically charged conversation aboutIn the coming months, we will be producing a new podcast feature called, Street Talk, a business talk show focused on the Wall Street beat with a conservative slant.
•	Music. We have a catalogue of more than 100,000 songs from the early 1900’s to present day. Most of our music has been ripped from original sources such as long play records (LP’s) or compact disks (CD’s.) to WAV, AIFF and MP3 files. Because of improving internet broadcast technology, we have started the process of converting our original music files to the FLAC lossless codec for an unbeatable sound quality.

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

Whim® Beauty Products

Age Defying Moisturizer	Illuminating Eye Treatment
Multi-Action Exfoliating Scrub	Polishing Cleanser
Youth Boosting Serum	Antioxidant Serum
Whim Body Moisturizer	Whim Gummies™ - under development
Whim Body Scrub	AminoMints® - under reformulation
Boost™ Hydrolyzed Collagen Peptide Powder	VitaWhims™ - under development

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

Our History

Our company was incorporated on January 30, 2008 in the State of Florida, as Maximum Consulting, Inc. and shortly thereafter changed its name to ZhongSen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies. On May 31, 2013, our Company entered into an acquisition agreement (the “Acquisition”) with Music of Your Life, Inc., a Nevada corporation (“MOYL Nevada”). As a result of the Acquisition, MOYL Nevada became a wholly owned subsidiary of our Company. We changed our name to Music of Your Life, Inc. effective July 26, 2013. On August 16, 2018 we merged into The Marquie Group, Inc., changed our name and adopted the ticker symbol “TMGI”. (see below).

Covid Pandemic of 2020

The Marquie Group was deeply affected by the outbreak of Covid beginning in 2020. Just as we executed our new plan for growth under the recent name change and restructuring, our subsidiary Music of Your Life, lost its revenue due to the shutdown of its advertising agency, Marketing Architects. Both of our senior announcers, who had been on the air for decades with top nationwide ratings, contracted the disease and could not return to work, one has since passed. Our remote announcers lost access to their recording studios. The new partnership with Simply Whim faltered as the company could not fill orders or build inventory due to the loss of all supply chain elements. The owner of Simply Whim suffered a heart attack and was subsequently diagnosed with Stage IV breast cancer in mid-2020. She began the long, difficult journey of surgeries and chemotherapy which continues to this day. The decision was made to push-on and implement a short-term emergency plan for the company which included airing previously recorded programming for Music of Your Life, and source alternate packaging locally for the Whim products. The net result for the following two and a half years was a complete loss of revenue, adding convertible debt for operations, and another capital restructuring.

The 25% acquisition of Simply Whim was implemented for us to have more control of the company, access capital markets, and move the Whim products to market more expeditiously. The new plan is working, and we have emerged in 2023 with new life. Supply chains have reopened, wholesale goods are no longer backordered, and customer orders are being filled. Whim products are currently advertised on the Music of Your Life radio network, our new Public Square store launched in September 2023 with our new Amazon Marketplace store in October. Both storefronts are undergoing robust improvements.

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

Satellite Radio and Cutting-Edge Technology

In 1996, we relaunched as a satellite-delivered service, enhancing our competitive edge against similar offerings from rivals like Westwood One and ABC Radio Networks. By harnessing technological advances, we transitioned from satellite to the Barix internet distribution system, achieving noticeable improvements in audio quality and significant cost savings. Changes in FCC rules also allowed for simultaneous broadcasting on FM frequencies, further expanding our audience reach. Today, Music of Your Life has a strong presence across multiple AM, FM, HD radio stations, and worldwide online streaming platforms.

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

2024 marked the beginning of our venture into the arena of cancer prevention through safe, effective, and scientifically proven supplements. To implement this plan, we began with a joint venture with AminoMints, Inc. and their AminoMints® brand. We are currently reformulating the AminoMints product to enhance its cancer prevention properties. Reformulated AminoMints contains specific amino acids that have been scientifically proven to inhibit the growth of cancer cells by disrupting their metabolic pathways and starving them of the nutrients they need to proliferate. Generally, Amino acids play a crucial role in the development and maintenance of the immune system. AminoMints® helps to enhance the immune response, enabling the body to fight cancer cells more effectively.

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

Our Strategy

Our primary objective is to provide high quality, safe and efficacious health and beauty products comporting with global regulations and guidelines rather than the substandard, often dangerous guidelines set in the United States. We advertise these products on our expanding radio network, Music of Your Life (www.musicofyourlife.com), our webstore, (simplywhim.com), Public Square and Amazon. Our Philosophy - offer people of all ages uniquely crafted products with powerful ingredients derived from Nature, Nutrition & Science to enhance health and beauty. Made in the USA and sold only in the USA.

Music of Your Life®

Our strategy is centered on building strong consumer relationships across our multiple platforms with national reach. Moreover, we believe that we can leverage our investments in innovative products and compelling intellectual property to better monetize our assets and to capture increasing market share across the broader audience ecosystem. The key elements of this growth strategy are:

Broadening the scope of audio engagement

1.	We are expanding the spectrum of choices for our listeners-both in terms of compelling content and the array of ways in which it can be consumed.
2.	We have launched a new effort to attract terrestrial radio station affiliates which will not only increase our listening audience in terms of time Average Quarter Hour (AQH) listening and geographical reach, but also the rates we can charge third party vendors on the network.
3.	We are launching new podcast style shows for broadcast on the network with access on the company website and social media platforms utilizing our Collusion Radio® and Celebrity Radio® platforms.
4.	We are launching a new short-format, pay-to-play 6-minute newscast using our trademarked “Street Talk®” platform for affiliates to fill-in their local availability. Street Talk® will also launch as a financial podcast, estimated for a fourth quarter 2024 launch. Street Talk® will also be added to the digital podcast platform to attract advertising dollars.

Our goal for 2024 – 2025 is to increase the proliferation of connected audio devices which greatly increases the range of options for accessing and interacting with our content. Notably, our website musicofyourlife.com is currently under a rebuild to expand and simplify our access to a range of platforms and devices including smart speakers, digital auto dashes, tablets, wearables, smartphones, virtual assistants, and gaming consoles. include an all-in-one digital music, podcast, and live streaming digital radio service, we are very focused on rapidly growing content of podcasting. These initiatives not only improve the listener experience, but they also facilitate further engagement and heightened frequency of advertising impressions. We believe that podcasting is to talk what streaming is to music and is the next strategic audio platform. Our developing podcasting platform will allow us to capture incremental revenue as well as extend station brands, personalities, and events onto a new platform-ultimately extending and deepening our consumer relationships and our opportunities for additional advertising revenue.

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

Intellectual Property

A major factor in our growth and success is labelling our goods and services with brands which easily identify with the consumer. Through our subsidiaries, we have obtained exclusive licenses with the right of first refusal to multiple trademarks registered with the United States Patent and Trademark Office (the “USPTO”) and offer goods and services using these trademarks.

On May 10, 2024, we entered into a settlement and co-existence agreement with Ulta Beauty (NASDAQ: ULTA), the world’s leading beauty company, over the rights to our Whim trademark. Under the terms of the agreement, Ulta is limited in the products they can market under the Whim brand name, and we are able to expand our Whim product offerings.

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

Simply Whim

Simply Whim sells direct to the consumer a line of healthy beauty products including skincare and dietary supplements for healthy skin called Whim®. We sell these products from our webstore at simplywhim.com, our Amazon Marketplace store, and Public Square online stores.

•	Our Outer Nutrition (skincare) products operate within the large and growing U.S. beauty products industry. In 2022, this market represented approximately $172 billion in sales, according to forecasted Euromonitor International and IBIS World Inc. In 2022, the beauty products industry totaled approximately $104 billion and included cosmetics, haircare, fragrance, bath and body, skincare, salon styling tools, and other toiletries. Within this market, we compete across the skincare category.
•	Our Inner Nutrition (supplements) products operate within the large and growing U.S. dietary supplements products industry. In 2022, this market represented $50.91 billion in sales, according to Grandview Research, and is expected to grow at a compound annual growth rate (CAGR) of 5.7% from 2023 to 2030. The primary factors driving the market growth are the growing population of senior citizens, rising awareness and focus on preventive healthcare, and rising demand for sports nutrition supplements. Additionally, consumers are moving towards self-directed care, which is also expected to drive demand for the dietary supplements in the U.S.

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

Channels

Simply Whim

Online

•	SimplyWhim.com
•	Amazon/SimplyWhim.com
•	PublicSquare.com/SimplyWhim

Resort Spas

•	Developing relationships with several resort spas around the US for product placement.

Social Media

•	SocialInfluence.com

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

Employees

As of May 31, 2024, Marc Angell (Director and Chief Executive Officer) is the only non-employee officer director of The Marquie Group. The Company has no official employees. We have an outside accountant, bookkeeper, and lawyer. We outsource our information technology services to a third-party vendor. Certain other executive and board positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so. Music of Your Life currently has one part-time production person and three part-time announcers. We have one on-site part-time producer and one outside part-time producer.

As of May 31, 2024, Jacquie Angell (Director and Chief Executive Officer) is the only non-employee officer director of Simply Whim, Inc. Simply Whim has no official employees and has one part-time marketing person, an outside accountant, and an outside lawyer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

None.

ITEM 2. PROPERTIES.

Our corporate office is located at 7901 4th St. N., Ste. 4887, St. Petersburgh, FL 33702, telephone number, (800) 351-3021. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3. LEGAL PROCEEDINGS.

The Company currently has no litigation pending, threatened, contemplated, or unsatisfied judgments.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on OTC Pink under the symbol “TMGI”. We had approximately 2,272 registered holders of our common stock as of May 31, 2024. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on August 30, 2024, was $0.0001 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended May 31, 2024:

	Price Range (1)
	High	Low
Fiscal May 31, 2024
Fourth quarter	$0.0002	$0.0001
Third quarter	$0.0003	$0.0002
Second quarter	$0.0006	$0.0004
First quarter	$0.001	$0.001

Fiscal May 31, 2023
Fourth quarter	$0.0041	$0.0041
Third quarter	$0.0032	$0.0042
Second quarter	$0.0041	$0.0068
First quarter	$0.0067	$0.0094

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

Sales of Unregistered Securities

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMGI"), pursuant to which the Company merged with TMGI. The Company was the surviving corporation. Each shareholder of TMGI received one (1) share of common stock of the Company for every one (1) share of TMGI common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMGI held by TMGI shareholders were cancelled, and 100,000 shares of common stock (as adjusted for the September 4, 2019, 1 share for 400 shares stock split) of the Company were issued to the TMGI shareholders. A majority of these shares, 50,000 shares of common stock of the Company, were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMGI merger will provide the Company with access to certain registered trademarks and intellectual property with respect to health, beauty, and social networking products.

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

We have two operating segments: (1) Broadcast, and (2) Health and Beauty, which also qualify as reportable segments. Our operating segments reflect how we assess the performance of each operating segment and determine the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary.

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

In our broadcast operating segment, the rates we can charge for airtime, advertising and other products and services are dependent upon several factors, including:

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

▪	On May 10, 2024 we entered into a settlement and co-existence agreement with Ulta Beauty (NASDAQ: ULTA), the world’s leading beauty company, over the rights to our Whim trademark. Under the terms of the agreement, Ulta is limited in the products they can market under the Whim brand name, and we are able to expand our Whim product offerings.
We acquired a 25% stake in Simply Whim, Inc., September 2022, and work together to expand marketing, and increase sales.
▪	Using a new S-1 facility, we are raising funds for Simply Whim’s inventory, advertising, and social media costs.
▪	We intend to acquire a controlling interest in Simply Whim in the coming fiscal year, which will be reflected in future balance sheet calculations.

Whim® Beauty Products:

•	Age Defying Moisturizer	•	Polishing Cleanser	• Boost™ Hydrolyzed Collagen Peptide Powder
•	Illuminating Eye Treatment	•	Youth Boosting Serum
•	Multi-Action Exfoliating Scrub	•	Antioxidant Serum

Whim® Beauty Products in Development:

•	VitaWhims™ - sugar-free vitamin gummies, free from corn syrup, dyes, and unhealthy fillers.
•	Whim Gummies™ - sugar-free amino acid gummies, free from corn syrup, dyes, and unhealthy fillers.

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

All products in development are estimated to launch mid-2025.

Assets – Inventory and Equipment

Music of Your Life.

A significant amount of equipment is used to broadcast Music of Your Life programming. As of year-end May 31, 2024, all current equipment has been fully depreciated, and includes:

MOYL Equipment Assets	Date	Qty	Cost
Audio Science BOB 1024 Audio Distribution	2008	1	$250.00
Behringer Xenyx Mixer	2008	1	$189.00
Broadcast Tools Audio Control Switcher - ACS 8.2 Plus	2008	1	$1,250.00
ElectroVoice RE20 Microphones (grey)	2008	1	$449.00
Google Radio Automation Computer System	2008	1	$50,000.00
Barix Extremer 500 Audio Encoder/Decoder	2013	1	$730.00
Barix Instreamer Internet Audio Encoder	2013	1	$430.00
Barix Extremer 500 Audio Encoder/Decoder (Backup)	2013	1	$730.00
Barix Instreamer Internet Audio Encoder (Backup)	2013	1	$430.00
Dell Inspriron Tower Computer - Music Server Backup	2013	1	$1,500.00
Dell Inspriron Tower Computer - Production Computer Backup	2013	1	$1,500.00
Monitor LG 24"	2013	2	$500.00
LaCie RAID Array Hard Drive (4 TB)	2013	2	$1,000.00
Rode Boom Arms (x2)	2013	1	$598.00
Easy-Driver ED88A Contact Closure Board	2013	1	$150.00
Station Playlist Radio Automation Software	2013	1	$799.00
B&W Studio Monitor Speakers	2017	1	$2,500.00
Automation Backup Computer	2018	1	$5,000.00
ElectroVoice RE20 Microphones (black)	2019	1	$449.00
Monitor Acer 27"	2019	1	$149.00
Startech Audio Rack Enclosure	2020	1	$895.00
Zoom P8 Mixing Board	2021	1	$549.00
Duracell Power Source Electric Generator	2022	1	$735.00
Total Cost			$70,782.00

MOYL Audio Assets	Date	Qty	Cost
Audio Files - MP3	2008-2024	100,000	$100,000.00
Audio Files - WAV	2008-2024	80,000	$80,000.00
Audio Files - M4A	2015-2024	2,500	$3,750.00
Audio Files - AIFF	2010-2024	5,000	$5,000.00
Audio Files - FLAC	2022-2024	5,000	$5,000.00
LP Records - Music of Your Life/CBS / Others	2008-2024	350	$14,000.00
Compact Discs - Music of Your Life/TGG / Others	2008-2024	1,500	$37,500.00
Reel to Reel Tape - Music of Your Life Original	1978-2024	250	$25,000.00
			$265,750.00

Simply Whim.

Simply Whim assets are not included in our balance sheet calculations as we own less than 51% of the company. This will change in the coming year as we acquire a controlling interest in the company. As of year-end, May 31, 2024, the Simply Whim assets include:

Simply Whim Equipment Assets	Date	Qty	Cost

Filler Machine	2022		$214.00
Office Furniture	2022		$2,500.00
			$2,714.00

Simply Whim Inventory Assets	Date	Qty	Cost
BOOST Hydrolyzed Collagen Peptide Powder	2024	60	$665.40
Age-Defying Moisturizer	2024	32	$704.00
Illuminating Eye Treatment	2024	25	$425.00
Moisture Shield SPF 30 Sunscreen	2024	7	$112.00
Multi-Action Exfoliating Scrub	2024	32	$368.00
Polishing Cleanser	2024	51	$561.00
Youth Boosting Serum	2024	5	$105.00
Packaging	2024	350	$413.00
Cartons	2024	350	$289.00
			$3,642.40

Assets – Intellectual Property

Trademarks

Trademarks are an integral part of our success and valuation. We have multiple trademarks registered with the United States Patent and Trademark Office (“USPTO”), with additional applications filed and awaiting registration. We have secured exclusive license agreements with the right of first refusal to acquire additional trademarks.

Simply Whim™

The Whim and related trademarks are owned by Simply Whim, Inc. Our 25% acquisition of Simply Whim included an exclusive license to use the trademarks in commerce, with a right of first refusal to acquire.

First Use	Class	Ser. No.	Reg. No.	Mark	Cost	Goods and Services
2019	5	88213607	6521198	Whim	250	Powdered nutritional supplement drink mix containing amino acids.
2019	32	88213607	6521198	Whim	(2)	Concentrates and powders used in the preparation of energy drinks and fruit-flavored beverages.
2019	5	88380471	6471490	Whim	250	Nutritional supplement energy bars; Dietary supplements with a cosmetic effect.
2019	5	88380471	6471490	Whim	(2)	Nutritional supplements in lotion form sold as a component of nutritional skin care product.

2019	44	88380471	6471490	Whim	(2)	Hygienic and beauty care; Medspa services for health and beauty of the body and spirit.
2019	32	88380471	6471490	Whim	(2)	Beauty beverages, namely, fruit juices and energy drinks containing nutritional supplements.
2019	3	90228584		Simply Whim	250	Cosmetic body scrubs for the face; non-medicated skin care preparations, namely, creams, lotions, gels, serums and cleaners.
2019	44	90228584		Simply Whim	(2)	Providing a website featuring information about health, wellness and nutrition; Providing information about dietary supplements and nutrition.
2021	3	90490805	6668530	Age is Not a Skin Type	250	Non-medicated skin care preparations.
2023	35	97061033		Age is Not a Skin Type	250	Advertising and marketing services provided by means of indirect methods of marketing communications, namely, social media, blogging.
2023	41	97061033		Age is Not a Skin Type	(2)	Providing a website featuring blogs and non-downloadable publications in the nature of articles in the field(s) of skin care.
2023	44	97061033		Age is Not a Skin Type	(2)	Providing information about health, wellness and nutrition via a website.
2019	3	97061059		Inner Health & Outer Beauty	250	Cosmetics and personal care items, namely, facial cleanser, facial moisturizer, SPF facial moisturizer, facial toner.
2023	41	97065427	7069730	Beauty Buzz	250	Nutritional supplements; Nutritional supplements in the form of gummies.
2023	41	97065427	7069730	Beauty Buzz	(2)	On-line journals, namely, blogs featuring skin care, nutrition, health and beauty products.
2023	5	97618021		Whim		Nutritional supplements in the form of gummies; Vitamins.
2023	5	97822144		VitaWhims	250	Vitamins; Vitamin and mineral supplements; Vitamin drops; Vitamin supplement patches; Vitamin supplements; Vitamin tablets.
2023	5	97822144		VitaWhims	(2)	Dietary supplemental drinks in the nature of vitamin and mineral beverages; Effervescent vitamin tablets; Gummy vitamins; Liquid supplements.
2019	44	97933816	6471490	Whim	250	Providing a website featuring information about health, wellness and nutrition.

(1) Trademark application fee is $250 per classification, regardless of the quantity of goods and services, so long as they fall within the same class.

Music of Your Life®.

The Music of Your Life trademarks include the second audio trademark in history to be registered by the USPTO. Total cost of Music of Your Life trademarks is $250,750.

First Use	Class	Ser. No.	Reg. No.	Mark	Cost	Goods and Services
1978	41	73483592	1367083	Music of Your Life	(1)	Entertainment services rendered by an orchestra.
1984	9	87612873	5593361	Music of Your Life	(1)	Audio and video recordings featuring music and artistic performances.
1984	9	87612873	5593361	Music of Your Life	(1)	Phonograph records featuring music.
2008	38	87612873	5593361	Music of Your Life	(1)	Audio and video broadcasting services over the Internet.
2008	41	87612873	5593361	Music of Your Life	(1)	Entertainment services, namely, providing radio programs in the field of music via a global computer network.
2008	41	87612873	5593361	Music of Your Life	(1)	Production and distribution of radio programs.
2020	38	87327075	5398283	Celebrity Radio	250	Broadcasting programs via a global computer network.
2020	38	87327075	5398283	Celebrity Radio	(2)	Internet radio broadcasting services. Radio and television broadcasting services.
2021	41	88081729	6974703	Collusion	250	Entertainment, namely, a continuing news show broadcast over radio, television, and the Internet.
2023	41	97680440		Street Talk	250	Production of television programs; Radio entertainment production; Radio program syndication.
2023	41	97680440		Street Talk	(2)	Entertainment services, namely, providing video podcasts in the field of business, news and commentary.

(1) Trademark application fee is $250 per classification, regardless of the quantity of goods and services, so long as they fall within the same class.

(2) Music of Your Life trademarks acquired for $250,000

AminoMints®

The AminoMints trademarks are owned by AminoMints, Inc. Our pending acquisition of AminoMints, Inc. will include an exclusive license, with first right of refusal for the AminoMints trademarks.

First Use	Class	Ser. No.	Reg. No.	Mark	Cost	Goods and Services
2015	5	88074842	5790001	AminoMints	250	Amino acids for nutritional purposes.
2015	30	88074842	5790001	AminoMints	(2)	Candy containing amino acids.
2015	30	88072919	5796264	AminoMints	250	Mints for breath freshening that contain amino acids; Energy mints containing amino acids.

(1) Trademark application fee is $250 per classification, regardless of the quantity of goods and services, so long as they fall within the same class.

Trademark Licenses

We have exclusive license agreements for several additional trademarks, either registered, or pending registration with the USPTO.

First Use	Class	Ser. No.	Reg. No.	Mark	Cost	Goods and Services
2020	30	78942565		Insanitea	250	Beverages made of tea
2020	32	78942565		Insanitea	(2)	Energy drinks; non-alcoholic beverages, namely, carbonated beverages; Sport drinks.
2016	5	88061242		Aminofizz	250	Amino acids for nutritional purposes; Beverages containing amino acids for use as a nutritional supplement.
2016	5	88061242		Aminofizz	(2)	Delivery agents in the form of dissolvable tablets that facilitate the delivery of nutritional supplements.
2022	32	90131199		Insanitea	250	Alcoholic carbonated beverages, except beer; Alcoholic tea-based beverages.
2020	30	97590037		Sanitea	250	Beverages made of tea
2023	5	97868564		Aminopod	250	Amino acids for nutritional purposes.
2023	20	97868564		Aminopod	(2)	Plastic bottle caps for storing powdered nutritional supplements and for dispensing those supplements into the bottle.

(1) Trademark application fee is $250 per classification, regardless of the quantity of goods and services, so long as they fall within the same class.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2024, and 2023.

Revenues. The Company generated no revenues for Broadcasting during the years ended May 31, 2024 and 2023. Broadcast radio revenues are primarily generated by pay per call spot sales from various advertisers represented by the advertising agency, MSH Marketing. However, MSH went out of business in 2023, and we are currently reviewing new opportunities for a spot sales agency. Through barter arrangements with our terrestrial radio station affiliates, Music of Your Life owns three minutes per hour to sell goods and services on these stations. Revenue for Health and Beauty will be included in future operations.

Cost of Sales. Our cost of sales for Broadcasting was $-0- for both years ended May 31, 2024 and 2023. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. Our Cost of Sales for Health and Beauty will be included in future operations.

Salaries and Consulting Expenses. All salaries remain unpaid and accruing for the year ending May 31, 2024. Salaries and consulting expenses for the year ended May 31, 2024 were $407,905 as compared to $240,000 for the year ended May 31, 2023. The increase during the year ended May 31, 2024 was mostly the result of additional expenses of $128,205 related to investor relations. The company also issued 185,000,000 shares valued at $39,700 for consulting services rendered to the Company. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees for the year ended May 31, 2024 were $101,970 as compared to $85,190 for the year ended May 31, 2023. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $39,598 for the year ended May 31, 2024 as compared to $31,280 for the year ended May 31, 2023. We anticipate that Other SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other income of $384,017 for the year ended May 31, 2024. For the year ended May 31, 2024, the company incurred interest expense of $521,923 and recorded income from derivative liability of $905,940. The Company had net other income of $1,536,629 for the year ended May 31, 2023. For the year ended May 31, 2023, the company incurred interest expense of $375,008 and recorded income from derivative liability of $1,911,637.

Liquidity and Capital Resources

As of May 31, 2024, our primary source of liquidity consisted of $1,250 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2024 of $14,863,486 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2024 of $165,456. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

THE MARQUIE GROUP, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Marquie Group, Inc (the ‘Company’) as of May 31, 2024, and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years ended May 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated balance sheet of the Company as of May 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended May 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13, the Company suffered an accumulated deficit of $(14,863,486), net loss of $(165,456).

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described further in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations The ability of the Company to continue as a going concern is dependent on executing its business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Management attempts to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

▪	We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
▪	We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.
▪	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
▪	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

 /s/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

PCAOB ID (5968)

We have served as the Company’s auditor since 2024.

September 3rd, 2024

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

	May 31,	May 31,
	2024	2023
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$–	$–

Total Current Assets	–	–

OTHER ASSETS

Investment in Acquisition	6,200,000	6,200,000
Loans receivable, related party	35,237	28,247
Music inventory, net of accumulated depreciation of $21,533 and $20,719, respectively	735	929
Trademark costs	11,165	10,365

Total Other Assets	6,247,137	6,239,541

TOTAL ASSETS	$6,247,137	$6,239,541

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$89	$46
Accounts payable	77,074	50,664
Accrued interest payable on notes payable	844,460	578,017
Accrued consulting fees	1,385,917	1,145,917
Notes payable, net of debt discounts of $31,709 and $66,794, respectively	1,434,733	1,465,138
Notes payable to related parties	2,082,315	2,090,772
Derivative liability	206,113	1,035,998

Total Current Liabilities	6,030,701	6,366,552

TOTAL LIABILITIES	6,030,701	6,366,552

STOCKHOLDERS' EQUITY / (DEFICIT)

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 3,325,531,102 and 756,612,000 shares issued and outstanding, respectively	332,555	75,663
Additional paid-in-capital	14,747,367	14,495,356
Accumulated deficit	(14,863,486)	(14,698,030)

Total Stockholders' Equity (Deficit)	216,436	(127,011)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$6,247,137	$6,239,541

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

	For the Year Ended May 31,
	2024	2023

NET REVENUES	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees	407,905	240,000
Professional fees	101,970	85,190
Other selling, general and administrative	39,598	31,280

Total Operating Expenses	549,473	356,470

LOSS FROM OPERATIONS	(549,473)	(356,470)

OTHER INCOME (EXPENSES)

Income from derivative liability	905,940	1,911,637
Interest expense (including amortization of debt discounts of $111,141 and $70,629, respectively)	(521,923)	(375,008)

Total Other Income (Expenses)	384,017	1,536,629

INCOME (LOSS) BEFORE INCOME TAXES	(165,456)	1,180,159

INCOME TAX EXPENSE	–	–

NET INCOME (LOSS)	$(165,456)	$1,180,159

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$0.00

Weighted average shares outstanding	1,537,070,989	528,202,354

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from June 1, 2022 to May 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 1, 2022	200	$–	16,189,732	$1,621	$10,221,891	$(15,878,189)	$(5,654,677)

Common stock issued for conversion of debt	–	–	73,753,000	7,375	140,132	–	147,507

Investment in Acquisition	–	–	666,666,668	66,667	4,133,333	–	4,200,000

Round up of shares from reverse stock split	–	–	2,600	–	–	–	–

Net income for the year ended May 31, 2023	–	–	–	–	–	1,180,159	1,180,159

Balance, May 31, 2023	200	–	756,612,000	75,663	14,495,356	(14,698,030)	(127,011)

Common stock issued for conversion of debt	–	–	2,265,475,967	226,548	123,924	–	350,472

Common stock issued for services	–	–	185,000,000	18,500	84,200	–	102,700

Common stock issued for Standby Equity Agreement	–	–	118,443,135	11,844	43,887	–	55,731

Net loss for the year ended May 31, 2024	–	–	–	–	–	(165,456)	(165,456)

Balance, May 31, 2024	200	$–	3,325,531,102	$332,555	$14,747,367	$(14,863,486)	$216,436

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(165,456)	$1,180,159

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	102,700	–
Depreciation of music inventory	814	1,238
Income from derivative liability	(905,940)	(1,911,637)
Amortization of debt discounts	111,141	70,629
Default interest added to notes principal balance	67,188	–
Changes in operating assets and liabilities:
Accounts payable	26,410	15,259
Accrued interest payable on notes payable	359,539	291,344
Accrued consulting fees	240,000	219,700

Net Cash Used by Operating Activities	(163,604)	(133,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Music inventory	(620)	–
Trademark costs	(800)	–
Payments from loans receivable, related party	(6,990)	(28,247)

Net Cash Used by Investing Activities	(8,410)	(28,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	43	46
Proceeds from standby equity agreement	55,732	–
Proceeds from notes payable	124,696	155,935
Repayments of notes payable to related parties	(8,457)	(29,500)
Proceeds from notes payable to related parties	–	34,721

Net Cash Provided by Financing Activities	172,014	161,202

NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(353)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	353

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Issuance of stock and promissory note for investment in acquisition	$–	$6,200,000
Initial derivative liability charged to debt discounts	$76,055	$61,100
Conversion of debt and accrued interest into common stock	$350,472	$147,507

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

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

May 31, 2024

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

g.       Advertising

Advertising costs, which are expensed as incurred, were $3,201 for the year ended May 31, 2024 and $3,750 for the year ending May 31, 2023.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

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

Net deferred tax assets consist of the following components as of May 31, 2024 and 2023:

	May 31, 2024	May 31, 2023
Deferred tax assets:
NOL Carryover	$1,603,025	$1,401,372
Valuation allowance	(1,603,025)	(1,401,372)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended May 31, 2024 and 2023 due to the following:

	May 31, 2024	May 31, 2023
Expected tax (benefit) at 21%	$(34,746)	$247,833
Non-deductible expense (non-taxable income) from derivative liability	(190,247)	(401,444)
Non-deductible amortization of debt discounts	23,340	14,832
Change in valuation allowance	201,653	138,779
Provision for income taxes	$–	$–

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

i.      Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2024.

j.      Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2024 and 2023.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

The replacement value of our music catalogue is valued at more than $250,000.

Music inventory consisted of the following:

	May 31, 2024	May 31, 2023
Digital music acquired for use in operations – at cost	$22,268	$21,648
Accumulated depreciation	(21,533)	(20,719)
Music inventory – net	$735	$929

The Company purchases digital music from time to time as new music become available for broadcast on our network. During the year ended May 31, 2024 the Company purchased $620 worth of music inventory. For the years ended May 31, 2024 and 2023, depreciation on music inventory was $814 and $1,238, respectively.

NOTE 5 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	May 31, 2024	May 31, 2023
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $20,000	$728,817	$488,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	305,200	305,200
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	27,850	27,850
Total	$1,385,917	$1,145,917

The accrued consulting fees balance changed as follows:

	Year Ended
	May 31, 2024	May 31, 2023
Balance, beginning of period	$1,145,917	$926,217
Compensation expense accrued pursuant to consulting agreements	240,000	240,000
Payments to consultants	–	(20,300)
Balance, end of period	$1,385,917	$1,145,917

See Note 11 (Commitments and Contingencies)

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31,2024	May 31,2023
Notes payable to entities, non-interest bearing, due on demand, unsecured	$54,079	$64,700
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,369	170,212
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default, net of discount of $-0- and $4,274, respectively (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, in default (YY)	424	58,250
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, in default (ZZ)	203,095	245,000
Convertible note payable to an entity, interest at 12%, due on June 10, 2023, in default, net of discount of $-0- and $1,065, respectively (AA)	–	37,815
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default, net of discount of $-0- and $13,143, respectively (C)	12,649	17,412
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default, net of discount of $-0- and $52,586, respectively (F)	76,375	8,514
Convertible note payable to an entity, interest at 10%, due on August 15, 2024, net of discount of $11,319 and $-0-, respectively (J)	10,201	–
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, net of discount of $1,052 and $-0-, respectively (K)	2,448	–
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, net of discount of $19,336 and $-0-, respectively (L)	11,217	–
Note payable to an entity, terms to be agreed on and memorialized subsequent to May 31, 2024	48,641	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements.	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements.	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,434,733	1,465,138
Less: Current Portion	(1,434,733)	(1,465,138)
Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

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

May 31, 2024

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

(SS) On November 30, 2020, the Company issued a $170,000 Convertible Promissory Note to a lender which paid off some of the accrued interest for the note described in (RR) above. The Company received net proceeds of $32,500. The note bears interest at a rate of 12% per annum, is due on November 30, 2021, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) 105% of the closing bid price of the Common Stock on the Issue Date, or (2) the closing bid price of the Common Stock on the Trading Day immediately preceding the date of the conversion. See Note 9 (Derivative Liability).

(VV) On June 4, 2021, the Company issued a $238,596 Convertible Promissory Note to a lender which paid off the principal and accrued interest for the notes described in (EE), (FF), (KK), (LL), (MM), (NN) and (PP) above. The note bears interest at a rate of 10% per annum, is due on June 4, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) $0.00004, or (2) 50% of the lowest trading price of the common stock for the previous 15-day trading period. See Note 9 (Derivative Liability).

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

May 31, 2024

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

(F) On April 10, 2023, the Company issued a $61,100 Convertible Promissory Note to a lender for net loan proceeds of $55,000. The note bears interest at a rate of 12% per annum, is due on April 10, 2024, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of (1) $0.003, or (2) par value of common stock. See Note 9 (Derivative Liability).

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

Concentration of Notes Payable

The principal balance of the notes payable was due to:

	May 31, 2024	May 31, 2023

Lender A	$358,283	$458,014
Lender B	209,874	170,212
14 other lenders	898,285	903,706

Total	1,466,442	1,531,935

Less debt discounts	(31,709)	(66,794)

Net	$1,434,733	$1,465,138

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2024	May 31, 2023
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Notes payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	10,992	19,449
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	2,000,000
Total Notes Payable – Related Parties	2,082,315	2,090,772
Less: Current Portion	(2,082,315)	(2,090,772)
Long-Term Notes Payable	$–	$–

NOTE 9 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2024 and 2023 consisted of:

	May 31, 2024		May 31, 2023
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$40,000	$81,481
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	81,093
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	60,120
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	71,296
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	8,506	8,506	17,326
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	7,040	154,764	151,020
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,369	4,224	170,212	153,285
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	7,538	14,000	18,707
Convertible note payable issued June 10, 2022, due on June 10, 2023 (AA)	–	–	38,880	154,078
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	12,649	3,520	30,555	92,797
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	7,040	61,100	154,795
Convertible note payable issued November 7, 2023, due on August 15, 2024 (J)	21,520	5,209	–	–
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	5,880	–	–
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	30,555	6,406	–	–
Totals	$599,738	$206,113	$703,517	$1,035,998

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

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

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2024 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.0001 per share, (3) terms ranging from 0 days to 231 days, (4) expected volatility of 428% and (5) risk free interest rates ranging from 5.42% to 5.48%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2023 include (1) stock price of $0.0041 per share, (2) exercise prices ranging from $0.00004 to $0.001755 per share, (3) terms ranging from 0 days to 315 days, (4) expected volatility of 2,189% and (5) risk free interest rates ranging from 4.65% to 5.28%.

Concentration of Derivative Liability

The derivative liability relates to convertible notes payable due to:

	May 31, 2024	May 31, 2023

Lender A	$7,040	$151,020
Lender B	–	153,285
Lender C	3,520	415,233
Lender D	55,268	107,329
5 other lenders	140,285	209,131

Total	$206,113	$1,035,998

NOTE 10 - EQUITY TRANSACTIONS

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

During the year ended May 31, 2024, the Company issued an aggregate of 349,461,323 shares of common stock pursuant to the Equity Agreement for net proceeds of $55,730.

During the quarter ended May 31, 2024, the Company’s transfer agent issued 231,018,188 shares of common stock pursuant to the Equity Agreement. These shares were issued in error as the company never received any proceeds and thus the transaction was cancelled. The shares issued will be returned to treasury subsequent to May 31, 2024. These shares have not been included in the financial statements for the year ended May 31, 2024.

During the year ended May 31, 2023, the Company issued an aggregate of 73,753,000 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $147,507.

During the year ended May 31, 2023, the Company issued 666,666,668 shares of common stock for the acquisition of Simply Whim, Inc. See Note 12 – Investment in Acquisition.

During the year ended May 31, 2024, the Company issued an aggregate of 2,265,475,967 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $350,472.

During the year ended May 31, 2024, the Company issued an aggregate of 185,000,000 shares of common stock for consulting and investor relations services rendered to the Company. The shares were valued using the market price for the stock on the date of issuance. The Company recognized $102,700 in expenses which is included in “Salaries and Consulting Fees” in the Consolidated Statement of Operations for the year ended May 31, 2024.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into Consulting Agreements with the Company’s Chief Executive Officer, the wife of the Company’s Chief Executive Officer, the mother of the Company’s Chief Executive Officer, and other service providers (see Note 5 – Accrued Consulting Fees). The Consulting Agreement with the Company’s Chief Executive Officer provides for monthly compensation of $20,000. The Consulting Agreement with the wife of the Company’s Chief Executive Officer provided for monthly compensation of $15,000 and expired on May 31, 2021. The Consulting Agreement with the mother of the Company’s Chief Executive Officer provides for monthly compensation of $5,000 and was terminated as of November 30, 2019. The other 3 consulting agreements provided for monthly compensation totaling $6,500 and were terminated as of November 30, 2019.

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

May 31, 2024

NOTE 12 – INVESTMENT IN ACQUISITION

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

NOTE 13 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2024, the Company had negative working capital of $6,030,701 and an accumulated deficit of $14,863,486. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2025 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to May 31, 2024, the Company issued an aggregate of 473,936,508 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $54,127.

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

As of May 31, 2024, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. One member of our management team handles all accounting duties including the recording of transactions, paying bills, and reconciling the bank account. We have minimized this risk by having an external accountant review all transactions and make the appropriate adjustments. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2024, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

Change in Auditor

On May 30, 2024, the Company dismissed its independent registered accounting firm Green Growth CPA’s and engaged Olayinka Oyebola & Company as its independent accountant following the prior accountant’s dismissal.

During the quarter ended May 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2013)	66

Marc Angell has been the Chief Executive Officer of The Marquie Group, Inc. since November 2012. His career in media and broadcasting began in 1977 when he changed his major from Filmmaking to Broadcasting at Columbia Motion Picture College. With a background in on-air and broadcast production, Angell's trajectory took a significant turn when he acquired the renowned "Music of Your Life" trademark in 2008. Since 1978, "Music of Your Life" has been a cornerstone of the Adult Standards music format, broadcasting around the clock to radio stations throughout the United States and Canada. In November 2012, Angell founded Music of Your Life, Inc., an entertainment company aimed at expanding the brand beyond radio into television programming, live concerts, internet radio, and merchandising. The brand, known for its celebrity announcers, has been featured in popular TV shows, movies, celebrity cruises, and Time Life music collections.

In 2000, Angell founded Planet Halo, a wireless telecommunications company where he served as CEO. There, he developed the "Halo," a wireless messaging device and software platform that offered a cost-effective alternative to the Blackberry. Under his leadership, Planet Halo launched the nation’s first wireless MESH system for marine use, providing wireless internet access to Ventura Harbor, California. In May 2004, he sold Planet Halo to Concierge Technologies, Inc., now known as Marygold, Inc. (NYSE: MGLD). Previously, Angell served as a director at Wireless Village, Inc., a telecommunications solutions provider, and at Concierge Technologies, Inc., a public company, from June 2004 to January 2008.

In January 1990 Mr. Angell founded Angellcom, a supplier and distributor of one-way paging devices in the U.S. He remained its CEO until 1999. Mr. Angell conceptualized, designed, and marketed one-way pagers for Angellcom that broke the traditional mold of pagers by offering them in multiple, vibrant colors. He also delivered the nation's first alpha-numeric pager that sold for under $100. As a result, Angellcom became one of the largest suppliers of one-way pagers in North America.

During the 1990s, Mr. Angell was also involved in the land mobile radio business as a license holder and manager of 220MHz radio systems throughout the United States and Mexico. Angell became the first US citizen to hold a spectrum license in Mexico.

Earlier in his career, Angell worked in various roles in the film industry, both in front of and behind the camera, before transitioning into broadcasting. He spent nearly two decades as a radio disc jockey, news reporter for radio and television, sports anchor, weather announcer, and writer of news and feature stories for both radio and TV.

Mr. Angell was the creator, and first-to-market with the “iPad” trademark, the “HALO” trademark, and the “WINGS” trademark, all of which were successfully negotiated with their respective current owners.

(1) The business address of each of our directors is 7901 4th St. N, Ste. 4887, St. Petersburgh, FL 33702

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2024, the Board held no in-person meetings.

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

To our knowledge, during the fiscal year ended May 31, 2024, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

Executive salaries have been accrued and remain unpaid for the years ending May 31, 2024, and 2023. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended May 31, 2024; thus, these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation (1)	Total

Marc Angell	2024	$–	$–	$240,000	$240,000
Chief Executive Officer, Secretary	2023	$–	$–	$120,000	$120,000

(1)	Accrued consulting fees. See Notes 6 and 11 to the financial statements.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 10, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 7901 4th St. N, Ste. 4887, St. Petersburgh, FL 33702. As of August 24, 2024, there were 3,888,065,460 shares of common stock issued and outstanding, and 200 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock have voting rights equal to four times the sum of (a) all shares of Common Stock issued and outstanding at the time of voting; plus (b) the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting; divided by (c) the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. The Series A Preferred Stock continues to have no conversion, liquidation, or dividend rights. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jacquie Angell(1)	–	666,699,719	666,699,719	17%
Marc Angell(2)	–	666,699,719	666,699,719	17%
All directors/director nominees and executive officers as a group (1 person)	–	666,699,719	666,699,719	17%

(1)	Shareholder and spouse of CEO/Chairman, Marc Angell. Includes 666,699,719 shares of common stock held by the Angell Family Trust.

(2)	CEO/Chairman of the Board of Directors and spouse of shareholder, Jacquie Angell. Includes 666,699,719 shares of common stock held by the Angell Family Trust. Excludes 200 shares of Series A Preferred Stock held by Mr. Angell which have super-voting rights, but no conversion, dividend, or liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Angell would beneficially hold approximately 17% of the voting securities of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On August 23, 2024, the Company dismissed its independent registered accounting firm Green Growth CPA’s and engaged Olayinka Oyebola & Company as its independent accountant following the prior accountant’s dismissal. The following table sets forth fees invoiced by our independent registered accounting firm during the fiscal years ended May 31, 2024, and 2023:

	2024	2023
Audit Fees	$34,000	$31,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$34,000	$31,500

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated March 19, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form S-1/A filed on November 22, 2022)
14.1	Code of Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form S-1/A filed on November 22, 2022)
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marc Angell
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Marc Angell
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)

/s/ Marc Angell
Dated: September 10, 2024	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 10, 2024
Marc Angell

/s/ Marc Angell	Director	September 10, 2024
Marc Angell

