Form 10-Q
period 2024-08-31
Marquie Group, Inc.
filed 2024-10-21
CIK 1434601

`Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

The Marquie Group, Inc.
(Exact name of registrant as specified in its Charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

7901 4th ST N, Suite 4887 St. Petersburg, FL 33702	33702
(Address of principal executive office)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 18, 2024 there were 3,325,531,102 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARQUIE GROUP, INC.

Consolidated Balance Sheets

	August 31,	May 31,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$–	$–

Total Current Assets	–	–

OTHER ASSETS

Investment in Acquisition	6,200,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $21,626 and $21,533, respectively	642	735
Trademark costs	11,165	11,165

Total Other Assets	6,247,044	6,247,137

TOTAL ASSETS	$6,247,044	$6,247,137

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Bank overdraft	$235	$89
Accounts payable	77,074	77,074
Accrued interest payable on notes payable	931,632	844,460
Accrued consulting fees	1,445,917	1,385,917
Notes payable, net of debt discounts of $11,808 and $31,709, respectively	1,454,633	1,434,733
Notes payable to related parties	2,082,715	2,082,315
Derivative liability	243,346	206,113

Total Current Liabilities	6,235,552	6,030,701

TOTAL LIABILITIES	6,235,552	6,030,701

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 3,325,531,102 and 756,612,000 shares issued and outstanding, respectively	332,555	332,555
Additional paid-in-capital	14,747,367	14,747,367
Accumulated deficit	(15,068,430)	(14,863,486)

Total Stockholders' Deficit	11,492	216,436

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,247,044	$6,247,137

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	August 31, 2024	August 31, 2023

NET REVENUES	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees to related parties	60,000	60,000
Professional fees	–	16,976
Other selling, general and administrative	640	567

Total Operating Expenses	60,640	77,543

LOSS FROM OPERATIONS	(60,640)	(77,543)

OTHER INCOME (EXPENSES)

Change in fair value of derivative liability	(37,232)	543,223
Interest expense (including amortization of debt discounts of $19,900 and $24,125, respectively)	(107,072)	(112,598)

Total Other Income (Expenses)	(144,304)	430,625

INCOME (LOSS) BEFORE INCOME TAXES	(204,944)	353,082

INCOME TAX EXPENSE	–	–

NET INCOME (LOSS)	$(204,944)	$353,082

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$0.00

Weighted average shares outstanding	3,325,531,102	756,612,000

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Three Months Ended August 31, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	200	$–	3,325,531,102	$332,555	$14,747,367	$(14,863,486)	$216,436

Net loss for the three months ended August 31, 2024	–	–	–	–	–	(204,944)	(204,944)

Balance, August 31, 2024	200	$–	3,325,531,102	$332,555	$14,747,367	$(15,068,430)	$11,492

	Three Months Ended August 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2023	200	$–	756,612,000	$75,663	$14,495,356	$(14,698,030)	$(127,011)

Net income for the three months ended August 31, 2023	–	–	–	–	–	353,082	353,082

Balance, August 31, 2023	200	$–	756,612,000	$75,663	$14,495,356	$(14,344,948)	$226,071

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	August 31, 2024	August 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(204,944)	$353,082
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	93	230
Change in fair value of derivative liability	37,233	(543,223)
Amortization of debt discounts	19,900	24,125
Changes in operating assets and liabilities:
Accounts payable	–	16,975
Accrued interest payable on notes payable	87,172	88,474
Accrued consulting fees	60,000	60,000

Net Cash Used by Operating Activities	(546)	(337)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	146	(46)
Proceeds from notes payable to related parties	400	500

Net Cash Provided by Financing Activities	546	454

NET INCREASE IN CASH AND CASH EQUIVALENTS	–	117

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$117

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2024

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2024 are not necessarily indicative of results that may be expected for the year ending May 31, 2025.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2024, the Company had negative working capital of $6,235,552 and an accumulated deficit of $15,068,430. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2025, and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 2 – MUSIC INVENTORY

Music inventory consisted of the following:

	August 31, 2024	May 31, 2024
Digital music acquired for use in operations – at cost	$22,268	$22,268
Accumulated depreciation	(21,626)	(21,533)
Music inventory – net	$642	$735

The Company purchases digital music to broadcast over the radio and internet. During the three ended August 31, 2024, the Company purchased $-0- worth of music inventory. For the three months ended August 31, 2024 and 2023, depreciation of music inventory was $93 and $230, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31, 2024	May 31, 2024
Due to Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022	$788,817	$728,817
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	305,200	305,200
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	27,850	27,850

Total	$1,445,917	$1,385,917

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2024	Year Ended May 31, 2024
Balance, beginning of period	$1,385,917	$1,145,917
Compensation expense accrued pursuant to consulting agreements	60,000	240,000
Payments to consultants	–	–

Balance, end of period	$1,445,917	$1,385,917

See Note 8 (Commitments and Contingencies).

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2024	May 31, 2024
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$54,079	$54,079
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,369	152,369
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, in default (YY)	424	424
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, in default (ZZ)	203,095	203,095
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default (C)	12,649	12,649
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	76,375	76,375
Convertible note payable to an entity, interest at 10%, due on August 15, 2024, in default, net of discount of $-0- and $11,319, respectively (J)	21,520	10,201
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, net of discount of $172 and $1,052, respectively (K)	3,328	2,448
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, net of discount of $11,636and $19,338, respectively (L)	18,918	11,217
Note payable to an entity, terms to be agreed on and memorialized subsequent to February 29, 2024	48,641	48,641
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,454,633	1,434,733
Less: Current Portion	(1,454,633)	(1,434,733)
Long-Term Notes Payable	$–	$–

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

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	August 31, 2024	May 31, 2024

Lender A	$358,283	$358,283
Lender B	209,874	209,874
14 other lenders	898,284	898,285

Total	1,466,441	1,466,442

Less debt discounts	(11,808)	(31,709)

Net	$1,454,633	$1,434,733

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2024	May 31, 2024

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	11,392	10,992
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	2,000,000
Total Notes Payable	2,082,715	2,082,315
Less: Current Portion	(2,082,715)	(2,082,315)
Long-Term Notes Payable	$–	$–

NOTE 6 – DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	August 31, 2024		May 31, 2024
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	32,250
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	8,506	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	16,595	154,764	7,040
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,369	9,957	152,369	4,224
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	7,538	14,000	7,538
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	12,649	8,297	12,649	3,520
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	16,594	76,375	7,040
Convertible note payable issued November 7, 2023, due on August 15, 2024 (J)	21,520	6,140	21,520	5,209
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	4,200	3,500	5,880
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	30,555	14,769	30,555	6,406

Totals	$599,738	$243,346	$599,738	$206,113

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

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2024 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.0001 per share, (3) terms ranging from 0 days to 139 days, (4) expected volatility of 461% and (5) risk free interest rates ranging from 4.89% to 5.41%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2024 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.0001 per share, (3) terms ranging from 0 days to 231 days, (4) expected volatility of 428% and (5) risk free interest rates ranging from 5.42% to 5.48%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2024	May 31, 2024

Lender A	$16,594	$7,040
Lender B	8,297	3,520
Lender C	55,268	55,268
5 other lenders	163,187	140,285

Total	$243,346	$206,113

NOTE 7 – EQUITY TRANSACTIONS

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

On May 21, 2024, we entered into a Note Purchase Agreement with QC under which we will receive a loan of up to $500,000 for which we issued a convertible note to QC in the principal amount of $555,555.55 bearing interest at 12% per annum with a maturity date 9 months from the date of the note (“Note 3”). Note 3 is convertible into shares of our common stock at a 45% of the lowest trading price of our common stock during the twenty (20) day period ending on the latest complete trading day prior to the conversion date. Note 3 may not be prepaid unless the lender consents. Under the terms of the Note Purchase Agreement, we also issued a warrant to allow QC to purchase up to 5,555,555,500 shares of our common stock during a five-year period ending May 10, 2029 at an exercise price of $0.0001 per share, subject to adjustment. The number of shares being registered hereunder for QC Note 3 is 1,455,524,579, which shares can be issued as conversion shares and/or warrant shares.

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

NOTE 10 – SUBSEQUENT EVENTS

On September 27, 2024, we entered into a Standby Equity Financing Agreement (SECA) with Mac Rab, LLC. Pursuant to the SECA said shareholder has committed to purchase up to $1.25 million of our common stock. The per share purchase price for the shares that we may sell under the SECA will fluctuate based on the price of our common stock and will be equal to 80% of the average of the two (2) lowest volume weighted average prices of the Company’s Common Stock on OTC Pink during the five (5) Trading Days immediately following the Clearing Date. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2024 and 2023.

Revenues. The Company generated no net revenues for Broadcasting and Digital Media during the three months ended August 31, 2024 and 2023. Revenues in the past have been generated from spot sales on our syndicated radio network. Revenue for Health and Beauty is expected to be included in the company’s upcoming annual 10-K report for the year ending May 31, 2025.

Cost of Sales. Our cost of sales for Broadcasting and Digital Media was $-0- for the three months ended August 31, 2024 and 2023. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. Our Cost of Sales for Health and Beauty will be included in the company’s upcoming annual 10-K report for the year ending May 31, 2025.

Salaries and Consulting Expenses. Executive salaries remain unpaid and accruing for the period ended August 31, 2024. Accrued salaries and consulting expenses were $60,000 and 60,000 for the three months ended August 31, 2024 and 2023, respectively. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees were $-0- and $16,976 for the three months ended August 31, 2024 and 2023, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $640 and $567 for the three months ended August 31, 2024 and 2023, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $144,304 for the three months ended August 31, 2024. During the three months ended August 31, 2024, the company recorded expense on the change in the fair value of the derivative liability in the amount of $37,232 and interest expenses related to notes payable in the amount of $107,072, which included the amortization of debt discounts of $19,900. The Company had net other income of $430,625 for the three months ended August 31, 2023. During the three months ended August 31, 2023, the company recorded income on the change in the fair value of the derivative liability in the amount of $543,223 and interest expenses related to notes payable in the amount of $112,598, which included the amortization of debt discounts of $24,125.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2024, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2024 of $6,235,552 and $15,068,430, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2024 of $204,944. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2024 Form 10-K. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal and interest due on 16 notes payable aggregating $950,701 at August 31, 2024. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

During the quarter ended August 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Marquie Group, Inc.

Date: October 21, 2024	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

