Form 10-Q
period 2024-11-30
Marquie Group, Inc.
filed 2025-01-21
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 15, 2025 there were 3,325,531,102 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARQUIE GROUP, INC.

Consolidated Balance Sheets

	November 30,	May 31,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$243	$–

Total Current Assets	243	–

OTHER ASSETS

Investment in Acquisition	6,200,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $21,719 and $21,533, respectively	549	735
Trademark costs	11,165	11,165

Total Other Assets	6,246,951	6,247,137

TOTAL ASSETS	$6,247,194	$6,247,137

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Bank overdraft	$–	$89
Accounts payable	81,074	77,074
Accrued interest payable on notes payable	1,017,856	844,460
Accrued consulting fees	1,505,917	1,385,917
Notes payable, net of debt discounts of $4,018 and $31,709, respectively	1,462,423	1,434,733
Notes payable to related parties	2,083,815	2,082,315
Derivative liability	239,991	206,113

Total Current Liabilities	6,391,076	6,030,701

TOTAL LIABILITIES	6,391,076	6,030,701

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 3,325,531,102 and 756,612,000 shares issued and outstanding, respectively	332,555	332,555
Additional paid-in-capital	14,747,367	14,747,367
Accumulated deficit	(15,223,804)	(14,863,486)

Total Stockholders' Equity (Deficit)	(143,882)	216,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,247,194	$6,247,137

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023

NET REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees	60,000	60,000	120,000	120,000
Professional fees	4,500	45,917	4,500	62,893
Other selling, general and administrative	214	60,848	854	61,415

Total Operating Expenses	64,714	166,765	125,354	244,308

LOSS FROM OPERATIONS	(64,714)	(166,765)	(125,354)	(244,308)

OTHER INCOME (EXPENSES)

Income from derivative liability	3,355	167,975	(33,877)	711,198
Interest expense (including amortization of debt discounts of $7,790, $24,757, $27,690, and $48,882, respectively)	(94,015)	(135,326)	(201,087)	(247,924)

Total Other Income (Expenses)	(90,660)	32,649	(234,964)	463,274

LOSS BEFORE INCOME TAXES	(155,374)	(134,116)	(360,318)	218,966

INCOME TAX EXPENSE	–	–	–	–

NET INCOME (LOSS)	$(155,374)	$(134,116)	$(360,318)	$218,966

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding	3,325,531,102	427,583,795	3,325,531,102	807,957,041

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Six Months Ended November 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	200	$–	3,325,531,102	$332,555	$14,747,367	$(14,863,486)	$216,436

Net loss for the three months ended August 31, 2024	–	–	–	–	–	(204,944)	(204,944)

Balance, August 31, 2024	200	$–	3,325,531,102	$332,555	$14,747,367	$(15,068,430)	$11,492

Net loss for the three months ended November 30, 2024	–	–	–	–	–	(155,374)	(155,374)

Balance, November 30, 2024	200	$–	3,325,531,102	$332,555	$14,747,367	$(15,223,804)	$(143,882)

	Six Months Ended November 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2023	200	$–	756,612,000	$75,663	$14,495,356	$(14,698,030)	$(127,011)

Net income for the three months ended August 31, 2023	–	–	–	–	–	353,082	353,082

Balance, August 31, 2023	200	$–	756,612,000	$75,663	$14,495,356	$(14,344,948)	$226,071

Common stock issued for conversion of debt	–	–	279,334,689	27,932	49,179	–	77,111

Common stock issued for Standby Equity Agreement	–	–	118,443,135	11,844	43,887	–	55,731

Net loss for the three months ended November 30, 2023	–	–	–	–	–	(134,116)	(134,116)

Balance, November 30, 2023	200	$–	1,154,389,824	$115,440	$14,588,422	$(14,479,064)	$224,798

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	November 30, 2024	November 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(360,318)	$218,966
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	186	446
Change in fair value of derivative liability	33,878	(711,198)
Amortization of debt discounts	27,690	48,882
Changes in operating assets and liabilities:
Accounts payable	4,000	19,333
Accrued interest payable on notes payable	173,396	197,043
Accrued consulting fees	120,000	120,000

Net Cash Used by Operating Activities	(1,168)	(106,528)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(89)	(46)
Proceeds from standby equity agreement	–	55,732
Proceeds from notes payable	–	56,000
Repayments of notes payable to related parties	–	(2,725)
Proceeds from notes payable to related parties	1,500	–

Net Cash Provided by Financing Activities	1,411	108,961

NET INCREASE IN CASH AND CASH EQUIVALENTS	243	2,433

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$243	$2,433

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$–	$45,501
Conversion of debt and accrued interest into common stock	$–	$77,111

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

November 30, 2024

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

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2024 are not necessarily indicative of results that may be expected for the year ending May 31, 2025.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2024, the Company had negative working capital of $6,390,833 and an accumulated deficit of $15,223,804. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 – MUSIC INVENTORY

Music inventory consisted of the following:

	November 30, 2024	May 31, 2024
Digital music acquired for use in operations – at cost	$22,268	$22,268
Accumulated depreciation	(21,719)	(21,533)
Music inventory – net	$549	$735

The Company purchases digital music to broadcast over the radio and internet. During the six months ended November 30, 2024, the Company purchased $-0- worth of music inventory. For the six months ended November 30, 2024 and 2023, depreciation of music inventory was $186 and $446, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	November 30, 2024	May 31, 2024
Due to Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022	$848,817	$728,817
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021)	305,200	305,200
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	27,850	27,850

Total	$1,505,917	$1,385,917

The accrued consulting fees balance changed as follows:

	Six Months Ended November 30, 2024	Year Ended May 31, 2024
Balance, beginning of period	$1,385,917	$1,145,917
Compensation expense accrued pursuant to consulting agreements	120,000	240,000
Payments to consultants	–	–

Balance, end of period	$1,505,917	$1,385,917

See Note 8 (Commitments and Contingencies).

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	November 30, 2024	May 31, 2024
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$54,079	$54,079
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,369	152,369
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, in default (YY)	424	424
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, in default (ZZ)	203,095	203,095
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default (C)	12,649	12,649
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	76,375	76,375
Convertible note payable to an entity, interest at 10%, due on August 15, 2024, in default, net of discount of $-0- and $11,319, respectively (J)	21,520	10,201
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, net of discount of $-0- and $1,052, respectively (K)	3,500	2,448
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, net of discount of $4,018 and $19,338, respectively (L)	26,536	11,217
Note payable to an entity, terms to be agreed on and memorialized subsequent to February 29, 2024	48,641	48,641
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,462,423	1,434,733
Less: Current Portion	(1,462,423)	(1,434,733)
Long-Term Notes Payable	$–	$–

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

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	November 30, 2024	May 31, 2024

Lender A	$358,283	$358,283
Lender B	209,874	209,874
14 other lenders	898,284	898,285

Total	1,466,441	1,466,442

Less debt discounts	(4,018)	(31,709)

Net	$1,462,423	$1,434,733

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	November 30, 2024	May 31, 2024

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	12,492	10,992
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	2,000,000
Total Notes Payable	2,083,815	2,082,315
Less: Current Portion	(2,083,815)	(2,082,315)
Long-Term Notes Payable	$–	$–

NOTE 6 – DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	November 30, 2024		May 31, 2024
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	32,250
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	8,506	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	16,595	154,764	7,040
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,369	9,957	152,369	4,224
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	7,538	14,000	7,538
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	12,649	8,297	12,649	3,520
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	16,594	76,375	7,040
Convertible note payable issued November 7, 2023, due on August 15, 2024 (J)	21,520	6,140	21,520	5,209
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	3,500	3,500	5,880
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	30,555	12,114	30,555	6,406

Totals	$599,738	$239,991	$599,738	$206,113

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2024 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.0001 per share, (3) terms ranging from 0 days to 48 days, (4) expected volatility of 461% and (5) risk free interest rates ranging from 4.69% to 4.76%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2024 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.0001 per share, (3) terms ranging from 0 days to 231 days, (4) expected volatility of 428% and (5) risk free interest rates ranging from 5.42% to 5.48%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	November 30, 2024	May 31, 2024

Lender A	$16,594	$7,040
Lender B	20,411	3,520
Lender C	61,001	55,268
5 other lenders	141,985	140,285

Total	$239,991	$206,113

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional material events requiring disclosure.

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

BUSINESS OVERVIEW

The Marquie Group, Inc. is focused on creating high-quality health and beauty products that we market across various sales channels including our own syndicated radio network. For more information, visit our website at www.themarquiegroup.com. Our annual reports (Form 10-K), quarterly reports (Form 10-Q), current reports (Form 8-K), and any amendments to these reports are available free of charge at www.sec.gov. Please note that the information on our website is not part of, nor incorporated by reference into, this or any other company report filed with or submitted to the SEC.

We operate through two reportable segments: (1) Broadcast/Entertainment and (2) Health and Beauty. Resource allocation is determined by assessing each segment’s operating income and expenses, with adjustments made as needed to reflect operational changes in the business. This assessment excludes costs associated with corporate functions—such as accounting, finance, human resources, legal, tax, and treasury—as well as amortization, depreciation, taxes, and interest expense.

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of the nation's longest running syndicated music radio network, Music of Your Life. We produce 24-hours of radio content daily which is delivered to our affiliated AM/FM and HD radio stations, and simulcast worldwide over the internet. We intend to expand our audience to include entertainment driven programming with celebrity hosts and video streaming of shows in podcast format.

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

Health and Beauty

Our health and beauty operations are managed by Simply Whim, Inc., home to Whim®, a growing beauty brand that blends nature, nutrition, and science to deliver safe, effective products. Whim’s founder—a three-time cancer survivor currently undergoing treatment—has firsthand experience with regulatory gaps in the United States and is committed to raising industry standards. Proudly crafted in the USA, Whim is dedicated to offering responsible beauty solutions. This year, we anticipate increased sales growth fueled by rising demand for safer beauty options. With ongoing innovation, we aim to surpass these expectations. Additionally, we plan to amplify our message with new products designed to support the breast cancer community, particularly those navigating the challenges of chemotherapy and daily life.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2024 and 2023.

Revenues. The Company generated no net revenues for Broadcasting and Digital Media during the three and six months ended November 30, 2024 and 2023. Revenues in the past have been generated from spot sales on our syndicated radio network. Revenue for Health and Beauty is expected to be included in the company’s upcoming annual 10-K report for the year ending May 31, 2025.

Cost of Sales. Our cost of sales for Broadcasting and Digital Media was $-0- for the three and six months ended November 30, 2024 and 2023. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. Our Cost of Sales for Health and Beauty will be included in the company’s upcoming annual 10-K report for the year ending May 31, 2025.

Salaries and Consulting Expenses. Executive salaries remain unpaid and accruing for the period ended November 30, 2024. Accrued salaries and consulting expenses were $60,000 and $60,000 for the three months ended November 30, 2024 and 2023, respectively. Accrued salaries and consulting expenses were $120,000 and $120,000 for the six months ended November 30, 2024 and 2023, respectively. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees were $4,500 and $45,917 for the three months ended November 30, 2024 and 2023, respectively. Professional fees were $4,500 and $62,893 for the six months ended November 30, 2024 and 2023, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $214 and $60,848 for the three months ended November 30, 2024 and 2023, respectively. Other selling, general and administrative expenses were $854 and $61,415 for the six months ended November 30, 2024 and 2023, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $234,964 for the six months ended November 30, 2024. During the six months ended November 30, 2024, the company recorded expense on the change in the fair value of the derivative liability in the amount of $33,877 and interest expenses related to notes payable in the amount of $201,087, which included the amortization of debt discounts of $27,690. The Company had net other income of $463,274 for the six months ended November 30, 2023. During the six months ended November 30, 2023, the company recorded income on the change in the fair value of the derivative liability in the amount of $711,198 and interest expenses related to notes payable in the amount of $247,924, which included the amortization of debt discounts of $48,882.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2024, our primary source of liquidity consisted of $243 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2024 of $6,390,833 and $15,223,804, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2024 of $360,318. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities

The Company has not paid the principal and interest due on 16 notes payable aggregating $950,701 at November 30, 2024. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended November 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Marquie Group, Inc.

Date: January 21, 2025	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

