Form 10-Q
period 2025-02-28
Marquie Group, Inc.
filed 2025-04-21
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 16, 2025 there were 3,449,963,526 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARQUIE GROUP, INC.

Consolidated Balance Sheets

	February 28,	May 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$3,921	$–

Total Current Assets	3,921	–

OTHER ASSETS

Investment in Acquisition	6,200,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $21,775 and $21,533, respectively	493	735
Trademark costs	11,165	11,165

Total Other Assets	6,246,895	6,247,137

TOTAL ASSETS	$6,250,816	$6,247,137

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Bank overdraft	$–	$89
Accounts payable	103,110	77,074
Accrued interest payable on notes payable	1,103,133	844,460
Accrued consulting fees	351,700	1,385,917
Notes payable, net of debt discounts of $-0- and $31,709, respectively	1,466,442	1,434,733
Notes payable to related parties	2,083,815	2,082,315
Derivative liability	236,174	206,113

Total Current Liabilities	5,344,374	6,030,701

TOTAL LIABILITIES	5,344,374	6,030,701

STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 3,449,963,526 and 3,325,531,102 shares issued and outstanding, respectively	344,998	332,555
Additional paid-in-capital	15,893,941	14,747,367
Accumulated deficit	(15,332,497)	(14,863,486)

Total Stockholders' Equity	906,442	216,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,250,816	$6,247,137

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

NET REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees	–	60,000	120,000	180,000
Professional fees	22,036	27,410	26,536	90,303
Other selling, general and administrative	1,178	40,690	2,032	102,105

Total Operating Expenses	23,214	128,100	148,568	372,408

LOSS FROM OPERATIONS	(23,214)	(128,100)	(148,568)	(372,408)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	3,816	(202,283)	(30,061)	508,915
Interest expense (including amortization of debt discounts of $4,019, $33,131, $31,709, and $82,012, respectively)	(89,295)	(128,553)	(290,382)	(376,477)

Total Other Income (Expenses)	(85,479)	(330,836)	(320,443)	132,438

LOSS BEFORE INCOME TAXES	(108,693)	(458,936)	(469,011)	(239,970)

INCOME TAX EXPENSE	–	–	–	–

NET LOSS	$(108,693)	$(458,936)	$(469,011)	$(239,970

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	3,349,417,587	1,211,131,582	3,332,735,438	941,858,075

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Nine Months Ended February 28, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	200	$–	3,325,531,102	$332,555	$14,747,367	$(14,863,486)	$216,436

Net loss for the three months ended August 31, 2024	–	–	–	–	–	(204,944)	(204,944)

Balance, August 31, 2024	200	$–	3,325,531,102	$332,555	$14,747,367	$(15,068,430)	$11,492

Net loss for the three months ended November 30, 2024	–	–	–	–	–	(155,374)	(155,374)

Balance, November 30, 2024	200	$–	3,325,531,102	$332,555	$14,747,367	$(15,223,804)	$(143,882)

Common stock issued for Standby Equity Agreement	–	–	124,432,424	12,443	(7,443)	–	5,000

Forgiveness of accrued consulting fees by shareholders	–	–	–	–	1,154,017	–	1,154,017

Net loss for the three months ended February 28, 2025	–	–	–	–	–	(108,693)	(108,693)

Balance, February 28, 2025	200	$–	3,449,963,526	$344,998	$15,893,941	$(15,332,497)	$906,442

THE MARQUIE GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

(continued)

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

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	February 28, 2025	February 29, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(469,011)	$(239,970)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	242	667
Change in fair value of derivative liability	30,061	(508,915)
Amortization of debt discounts	31,709	82,012
Changes in operating assets and liabilities:
Accounts payable	26,036	19,994
Accrued interest payable on notes payable	258,673	288,209
Accrued consulting fees	119,800	180,000

Net Cash Used by Operating Activities	(2,490)	(178,003)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

Music inventory	–	(620)
Trademark costs	–	(800)
Payments from loans receivable, related party	–	(6,990)

Net Cash Used by Investing Activities	–	(8,410)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(89)	(46)
Proceeds from standby equity agreement	5,000	55,732
Proceeds from notes payable	–	141,646
Repayments of notes payable to related parties	–	(8,757)
Proceeds from notes payable to related parties	1,500	–

Net Cash Provided by Financing Activities	6,411	188,575

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,921	2,162

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,921	$2,162

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$–	$76,056
Conversion of debt and accrued interest into common stock	$–	$97,791
Forgiveness of accrued consulting fees by shareholders	$1,154,017	$–

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2025

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

The Marquie Group, Inc. (formerly Music of Your Life, Inc.) (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008, under the name of “Zhong Sen International Tea Company”. From January 2008 to May 2013, the Company operated with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies who wished to export and distribute high quality Chinese tea products worldwide. On May 31, 2013 (the “Closing Date”), the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Music of Your Life, Inc., a Nevada corporation (“MYL Nevada”) incorporated October 10, 2012, and Music of Your Life Merger Sub, Inc., a Utah corporation ("Merger Sub"), pursuant to which MYL Nevada merged with Merger Sub. As a result of the merger, MYL Nevada became a wholly owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., a syndicated radio network.

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2025 are not necessarily indicative of results that may be expected for the year ending May 31, 2025.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2025, the Company had negative working capital of $5,340,453 and an accumulated deficit of $15,332,497. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 – MUSIC INVENTORY

Music inventory consisted of the following:

	February 28, 2025	May 31, 2024
Digital music acquired for use in operations – at cost	$22,268	$22,268
Accumulated depreciation	(21,775)	(21,533)
Music inventory – net	$493	$735

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 28, 2025, the Company purchased $-0- worth of music inventory. For the nine months ended February 28, 2025 and February 29, 2024, depreciation of music inventory was $242 and $667, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	February 28, 2025	May 31, 2024
Due to Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022, balance of $848,817 forgiven as of February 28, 2025	$–	$728,817
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021), balance of $305,200 forgiven as of February 28, 2025	–	305,200
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	27,650	27,850

Total	$351,700	$1,385,917

The accrued consulting fees balance changed as follows:

	Nine Months Ended February 28, 2025	Year Ended May 31, 2024
Balance, beginning of period	$1,385,917	$1,145,917
Compensation expense accrued pursuant to consulting agreements	120,000	240,000
Accrued consulting fees forgiven	(1,154,017)	–
Payments to consultants	(200)	–

Balance, end of period	$351,700	$1,385,917

See Note 8 (Commitments and Contingencies).

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2025	May 31, 2024
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$54,079	$54,079
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,505	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default, net of discount of $-0- and $85,233, respectively (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,369	152,369
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, in default (YY)	424	424
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, in default (ZZ)	203,095	203,095
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default (C)	12,649	12,649
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	76,375	76,375
Convertible note payable to an entity, interest at 10%, due on August 15, 2024, in default, net of discount of $-0- and $11,319, respectively (J)	21,520	10,201
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, in default, net of discount of $-0- and $1,052, respectively (K)	3,500	2,448
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, in default, net of discount of $-0- and $19,338, respectively (L)	30,555	11,217
Note payable to an entity, terms to be agreed on and memorialized subsequent to February 28, 2025	48,641	48,641
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,466,442	1,434,733
Less: Current Portion	(1,466,442)	(1,434,733)
Long-Term Notes Payable	$–	$–

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

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	February 28, 2025	May 31, 2024

Lender A	$358,283	$358,283
Lender B	209,874	209,874
14 other lenders	898,285	898,285

Total	1,466,442	1,466,442

Less debt discounts	–	(31,709)

Net	$1,466,442	$1,434,733

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 28, 2025	May 31, 2024

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	12,492	10,992
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	2,000,000
Total Notes Payable	2,083,815	2,082,315
Less: Current Portion	(2,083,815)	(2,082,315)
Long-Term Notes Payable	$–	$–

NOTE 6 – DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	February 28, 2025		May 31, 2024
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	32,250
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	8,506	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	16,595	154,764	7,040
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,369	9,957	152,369	4,224
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	7,538	14,000	7,538
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	12,649	8,297	12,649	3,520
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	16,594	76,375	7,040
Convertible note payable issued November 7, 2023, due on August 15, 2024 (J)	21,520	6,140	21,520	5,209
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	3,500	3,500	5,880
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	30,555	8,297	30,555	6,406

Totals	$599,738	$236,174	$599,738	$206,113

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

Assumptions used for the calculations of the derivative liability of the notes at February 28, 2025 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.0001 per share, (3) terms at 0 days, (4) expected volatility of 481% and (5) risk free interest rate at 4.38%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2024 include (1) stock price of $0.0001 per share, (2) exercise prices ranging from $0.00004 to $0.0001 per share, (3) terms ranging from 0 days to 231 days, (4) expected volatility of 428% and (5) risk free interest rates ranging from 5.42% to 5.48%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	February 28, 2025	May 31, 2024

Lender A	$16,594	$7,040
Lender B	16,594	3,520
Lender C	61,001	55,268
5 other lenders	141,985	140,285

Total	$236,174	$206,113

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

During the year ended May 31, 2024, the Company issued an aggregate of 118,443,135 shares of common stock pursuant to the Equity Agreement for net proceeds of $55,731.

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

During the three months ended February 28, 2025, the Company issued an aggregate of 124,432,424 shares of common stock pursuant to the Equity Agreement for net proceeds of $5,000.

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

As of February 28, 2025, the Company’s Chief Executive Officer and the wife of the Company’s Chief Executive Officer forgave the accrued consulting fees balance due to them in the amount of $1,154,017. Due to the fact that they were shareholders, the forgiven balance was credited to additional paid in capital.

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

Broadcasting

Our foundational business is radio broadcasting, which includes the ownership and operation of the nation's longest running syndicated music radio network, Music of Your Life. We produce 24-hours of radio content daily which is delivered to our affiliated AM/FM and HD radio stations and simulcast worldwide over the internet. We intend to expand our audience to include entertainment driven programming with celebrity hosts and video streaming of shows in podcast format.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 28, 2025 and February 29, 2024.

Revenues. The Company generated no net revenues for Broadcasting and Digital Media during the three and nine months ended February 28, 2025 and February 29, 2024. Revenues in the past have been generated from spot sales on our syndicated radio network. Revenue for Health and Beauty is expected to be included in the company’s upcoming annual 10-K report for the year ending May 31, 2025.

Cost of Sales. Our cost of sales for Broadcasting and Digital Media was $-0- for the three and nine months ended February 28, 2025 and February 29, 2024. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. Our Cost of Sales for Health and Beauty will be included in the company’s upcoming annual 10-K report for the year ending May 31, 2025.

Salaries and Consulting Expenses. Executive salaries remain unpaid and accruing for the period ended February 28, 2025. Accrued salaries and consulting expenses were $-0- and $60,000 for the three months ended February 28, 2025 and February 29, 2024, respectively. Accrued salaries and consulting expenses were $120,000 and $180,000 for the nine months ended February 28, 2025 and February 29, 2024, respectively. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees were $22,036 and $27,410 for the three months ended February 28, 2025 and February 29, 2024, respectively. Professional fees were $26,536 and $90,303 for the nine months ended February 28, 2025 and February 29, 2024, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $1,178 and $40,690 for the three months ended February 28, 2025 and February 29, 2024, respectively. Other selling, general and administrative expenses were $2,032 and $102,105 for the nine months ended February 28 2025 and February 29, 2024, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $320,443 for the nine months ended February 28, 2025. During the nine months ended February 28, 2025, the company recorded expense on the change in the fair value of the derivative liability in the amount of $30,061 and interest expenses related to notes payable in the amount of $290,382, which included the amortization of debt discounts of $31,709. The Company had net other income of $132,438 for the nine months ended February 29, 2024. During the nine months ended February 29, 2024, the company recorded income on the change in the fair value of the derivative liability in the amount of $508,915 and interest expenses related to notes payable in the amount of $376,477, which included the amortization of debt discounts of $82,012.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2025, our primary source of liquidity consisted of $3,921 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 28, 2025 of $5,340,453 and $15,332,497, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2025 of $469,011. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities

The Company has not paid the principal and interest due on 20 notes payable aggregating $984,756 at February 28, 2025. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended February 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Marquie Group, Inc.

Date: April 21, 2025	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

