Form 10-K
period 2025-05-31
Marquie Group, Inc.
filed 2025-09-11
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended May 31, 2025

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of The Marquie Group, Inc. held by non-affiliates as of August 26, 2025, was $114,050.

As of September 5, 2025, there were 4,212,497,884 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

THE MARQUIE GROUP, INC., AND SUBSIDIARIES

2025 FORM 10-K ANNUAL REPORT

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

ii

PART I

ITEM 1. BUSINESS.

Relationship with Music of Your Life, Inc. (MOYL)

As of May 31, 2025, TMGI beneficially owned 100% of the outstanding shares of MOYL common stock. MOYL is the longest running syndicated music radio network in the world. MOYL provides radio programming 24 hours a day, 7 days a week to AM, FM, and HD stations across the United States, and around the world over the internet.

Relationship with Simply Whim, Inc. (Whim)

As of May 31, 2025, TMGI beneficially owned 25% of the outstanding shares of Whim common stock. Whim is a direct to consumer, skin care and healthy supplements brand dedicated to high quality, safe and efficacious beauty enhancing products. Simply Whim currently buys radio commercials from the Company for broadcast on the Music of Your Life network.

Corporate Information

The Marquie Group, Inc. is an emerging direct-to-consumer firm specializing in marketing, product development, and broadcasting, including a syndicated radio network. We promote top-tier health and beauty solutions that enrich lives, showcased through engaging radio content for our audience.

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

Business Strategy

The pandemic of 2020 had a profound impact on our company, leading to a decrease in advertising revenue, the loss of key on-air personalities to illness, and the closure of our main production facility. These challenges necessitated a thorough reevaluation of our business model. Through extensive planning, we devised a new marketing strategy focused on revitalizing the company. This strategy required a significant transformation, integrating tangible goods and services to complement our existing revenue stream from radio advertising, while also establishing a new, independent, and profitable enterprise. To bring this vision to life, we recapitalized the company, forged a partnership with a business ally aligned with our goals, and secured new investment. This pivotal shift led to taking a stake in Simply Whim and their Whim line of products.

Over the past few years, several changes in the micro-cap space have contributed to the downfall of many microcap companies. Stock brokerage firms have tightened their requirements regarding stocks priced below $0.01 and, in many instances, have refused to handle small-cap stocks altogether. Consequently, investor interest in this space has diminished. Our company remains reliant on investor support to provide sufficient working capital until we can independently generate enough revenue to maintain operations independently.

We are currently raising capital using two active S-1 Registrations with two separate funding groups. The details of which may be found on the Security and Exchange Commission's website. As a result, shareholders should anticipate dilution in the coming months as we draw down on these equity lines. Without these or similar investment vehicles, our Company would face serious challenges meeting its objectives.

Our commitment to offering products that utilize safe and effective ingredients to promote whole-body health, with a particular focus on anti-aging and cancer prevention, remains steadfast. Our products are manufactured in the United States while adhering to strict global standards. This dedication to quality means that we may choose not to switch to other products or ingredients, even if more profitable opportunities arise. We promote these products across our broadcast network, including local radio stations, internet streaming, and social media platforms.

In addition to our efforts with Whim products, we remain committed to enhancing our radio network. We continue to improve the Music of Your Life website to include new music channels, and syndicated offerings. These features are supported by strong intellectual property, and branding. We are also expanding our audience reach through various social media platforms such as Facebook, X (Twitter), Rumble, Truth Social, adding Tick Tock in the near future.

The Marquie Group, Inc.

The Marquie Group manages corporate governance of its wholly owned subsidiaries, secures financing for operations, seeks out products and companies for acquisition and implements the marketing plan of the Company to achieve profitability. Our primary objective is to expand our listening audience by way of growing our affiliate base, develop or acquire captivating products and advertise them on our radio network enhanced by extensive social media footprint of more than 400,000 followers.

Music of Your Life®

Music of Your Life produces and delivers radio programming to affiliated AM, FM, and HD radio stations across the country and around the world over the internet. Since our launch in 1978, Music of Your Life has been broadcasting continuously more than 400-thousand hours making it the longest running, non-stop radio program in the world. Terrestrial radio stations from around the country carry Music of Your Life programming on an advertising barter arrangement, whereby Music of Your Life owns three minutes per hour for network commercials which are aired by the station in that city. This gives us direct access to our listeners at a local level to advertise our goods and services. The same Music of Your Life broadcast heard on local radio, is also simulcast over the internet, and heard around the world to more than 90-countries. We own 12 minutes of advertising time over the internet allowing us to reach our listeners on a national level. Music of Your Life is an automated delivery of “live” recordings. Several moving parts must come together seamlessly to deliver smooth sounding broadcast free of technical issues, including compelling programming delivered by announcers. Once the show leaves the studio, significant layers of technology are deployed right up the point the sound is heard by the listener on either their car radio, portable radio, cell phone, computer, or intelligent television.

Our Music of Your Life song catalogue is compiled of more than 100,000 titles. Many of these songs include difficult to find older recordings that originated on long play records (LP’s) which date back to the turn of the 20th century. We also have our entire catalogue on several hundred reel-to-reel tapes which preserve the high quality of the originals. We have transferred much of this music to a lossless digital format known as the Waveform Audio File Format (WAV). These WAV files are of a very large size and take up tremendous hard drive space, therefore, we have converted our entire catalogue to the MPEG-1 Audio Layer 3 format (MP3). Advancing software and hardware technology in the music space has reached a pinnacle with a recent lossless format called FLAC, or Free Lossless Audio Codec. This technology offers amazing CD quality reproduction in a small file size. An effort is underway to convert the entire Music of Your Life catalogue from the original source material to the FLAC format offering our listeners a much-improved experience which cannot be found on any free streaming service today.

Looking ahead, we have an ambitious sales forecast for the growth of Music of Your Life, positioning it as the definitive listener destination for the Great American Songbook, spanning iconic hits from the 1920's to the early 21st century. Leveraging cutting-edge audio reproduction and broadcasting technology, we aim to offer an unparalleled listening experience that outshines any of our competitors' offerings, regardless of price point.

The focus for 2025 onward is to add affiliated radio stations, increasing the syndication footprint and listeners. Most of these new stations will be on a monthly payment schedule instead on commercial barter which will provide a new recurring revenue stream for the Company. The recent move by the FCC to allow AM stations to re-broadcast on an FM signal, has seen increased popularity in broadcast radio stations. opened-up the door for ne

With the 50th anniversary of Music of Your Life just a couple years away, preparations are underway for a commemorative broadcast, and possibly a television show, featuring highlights of the past 5 decades of America's Radio Network. Featured in TV shows, movies, and publications, Music of Your Life has aired on more than 1,500 radio stations across the country reaching more than 100-million pops. With more than 400-thousand hours of non-stop broadcasting, Music of Your Life is considered by many to be the longest running music radio network in the world. Truly an American Icon. Additionally, we plan to syndicate our Street Talk feature for an additional revenue stream charging a monthly fee for the service.

•	Affiliates. We have affiliate radio station affiliates located in: New York City, NY; Los Angeles, CA; Tampa Bay, FL; Clearwater, FL; San Francisco, CA, Seattle, WA; Kansas City, KS; St. Louis, MO; and Portsmouth, OH.
•	Simulcast. Our daily broadcast show simulcast is delivered over the internet to more than 90-countries.
•	Programming. We arrange our music programming into various “dayparts” including “Adult Standards”, “Decades of Hits”, “50’s at 5”, “60’s at 6”, “70’s at 7”, and Juke Box Saturday Night.
•	Audio Technology. We use the Barix internet audio distribution system including their “Reflector” service for radio station affiliates (provides audio tone triggers for local automation computers).
•	Streaming Technology. We use the Digital Ocean node system for backhauling our packet data directly from our broadcast automation system to Reflector. This provides a 99.99% uptime environment with very little packet loss, and low latency resulting in very high-quality audio throughput. We stream at a bitrate of 320 kbs.
•	Internet Technology. We use high-speed fiber optic internet from Frontier Cable Business for a 99.99% uptime internet connection.
•	Computer and Automation Technology. We use a computer system running Windows 11 with Station Playlist Studio Radio Automation System. We employ a full, redundant backup system for system failures.
•	Music. We have a catalogue of more than 100,000 songs from the early 1900’s to present day. Most of our music has been ripped from original sources such as long play records (LP’s) or compact disks (CD’s.) to WAV, AIFF and MP3 files. Because of improving internet broadcast technology, we have started the process of converting our original music files to the FLAC lossless codec for an unbeatable sound quality.

Simply Whim

Whim is a rising health and beauty brand committed to delivering high-quality, safe, and effective health and beauty products, formulated through a fusion of Nature, Nutrition, and Science. Established to fill the gap in an industry lacking adequate standards and regulations, Whim is a response to a pressing need for safer, more transparent options in the beauty sector. Our founder, a 3-time cancer survivor who is currently undergoing treatment for her latest diagnosis, leverages her decades-long experience in the industry to create products that meet a higher standard. She is acutely aware that U.S. regulations for beauty products lag far behind those of many other countries, allowing the use of ingredients that are considered toxic, carcinogenic, and hormone-disrupting elsewhere. Proudly made and sold exclusively in the USA, Whim® is set to redefine beauty norms by offering conscientious choices for consumers.

Our History

The Marquie Group

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

Music of Your Life

The Music of Your Life’s legacy in the radio and music industry began with its launch in January 1978, by Al Ham, a renowned CBS Records executive and jingle writer. This event, which took place on WDJZ radio station in Bridgeport, Connecticut, marked the beginning of the world's longest running syndicated music radio network. Over time, the music programming evolved from its traditional Adult Standards music format to include hits from the 60’s, 70’s, and contemporary genres such as pop, rock & roll, country, and jazz segmented into various dayparts.

Since its inception, Music of Your Life has aired over 400,000 hours of continuous radio programming, servicing more than 1,000 AM, FM, and HD radio stations in the U.S. The global reach of the network expanded over the past 10 years, reaching 90 countries through online streaming from our website and a host of third-party service providers. A Guinness Book of World Records application was filed in mid 2023 for a listing as the Longest Continuous Broadcast of a Radio Network.

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

Simply Whim

The history of Simply Whim and the Whim Brand begins with its founder, Jacquie Angell, a globally recognized expert in skincare with over two decades in the beauty and wellness industry. Jacquie has introduced products in more than 90 countries around the world, taking advantage of the opportunity to gain extensive knowledge on global product regulations, uses, and trends.

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

Motivated by these findings, Jacquie committed herself to the development of products that enhance health and beauty without compromise. She created the Whim® line to bridge the gap between Inner Health & Outer Nutrition, firmly believing in the equal importance of what goes into and onto the body. She strives to educate others that Age is Not a Skin Type and emphasizes the critical influence of lifestyle on skin health and aging. Whim® is dedicated to using only ingredients that either directly contribute to overall health and wellbeing or enhance the integrity and effectiveness of its product formulations. Whim offers custom-blended products inspired by Nature, Nutrition, and Science to combat aging, stress, and environmental factors while nourishing the body, mind, and soul holistically. Whim was conceived out of a passionate necessity for higher industry standards and regulations regarding skincare ingredients.

Our Strategy

Our primary objective is to provide high quality, safe and efficacious health and beauty products comporting with global regulations and guidelines rather than the substandard, often dangerous guidelines set in the United States. We advertise these products on our expanding radio network, Music of Your Life www.musicofyourlife.com, our webstore, simplywhim.com, Public Square and Amazon.

Music of Your Life

Our strategy is centered on building strong consumer relationships across our multiple platforms with national reach. Moreover, we believe that we can leverage our investments in innovative products and compelling intellectual property to better monetize our assets and to capture increasing market share across the broader audience ecosystem. The key elements of this growth strategy are:

Broadening the scope of audio engagement

1.	We are expanding the spectrum of choices for our listeners-both in terms of compelling content and the array of ways in which it can be consumed.
2.	We have launched a new effort to attract terrestrial radio station affiliates to monthly syndication service which will not only increase our listening audience in terms of time Average Quarter Hour listening and geographical reach, but also the rates we can charge third party vendors on the network.
3.	The recently launched short-format, 2–6-minute newscast “Street Talk” platform will be made available as a pay-to-play syndicated program for affiliates to fill-in their local availability.

Our goal for 2025 and forward is to grow our affiliate network by implementing a competitively priced, monthly fee-based service for terrestrial radio stations. We have implemented this new alternative to the traditional advertising barter relationship which has encompassed the majority of syndicated radio programming services over the past several decades. By introducing this disruptive plan nationwide, stations will have a choice of a lower cost provider with the freedom to negotiate advertising rates independently.

Our website musicofyourlife.com continues to be updated simplifying our access to a range of platforms and devices including smart speakers, digital automobile dashes, tablets, wearables, smartphones, televisions, and gaming consoles. include an all-in-one digital music, and live streaming digital radio service. These initiatives not only improve the listener experience, but they also facilitate further engagement and heightened frequency of advertising impressions.

As an indication of the size of the potential opportunity, we currently have more than 400,000 total social media followers compared to millions of followers for some of our largest social and search competitors that utilize technology solutions for advertisers of all sizes. Budget permitting, we will enhance our monetization capabilities by utilizing the industry leading Triton Audio Marketplace, an innovative global open audio exchange that allows customers to aggregate audiences at scale across broadcast, streaming, podcasting and Triton Digital, a global leader in digital audio advertising and measurement services.

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

Simply Whim

Throughout the year, we expanded our efforts with our newly developed cancer care products for people undergoing chemotherapy treatments. We continue to target beauty enthusiasts across multiple demographics and shopping behaviors. Beauty enthusiasts have a deep emotional connection with beauty and develop brand loyalty when targeted with buying opportunities that reflect their social and economic profile.

Driving the message that your chronological age does not define how your skin ages, rather, the way you treat your skin through your lifestyle choices does, we are launching an advertising campaign using our trademark Age is Not a Skin Type, a daily regimen of Whim products combined with a good diet, exercise, and healthy habits will help keep you looking young and healthy, regardless of your age.

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

Music of Your Life, Inc.

1.	Music of Your Life®
2.	Street Talk®

Simply Whim, Inc.

1.	Whim®
2.	Age is Not a Skin Type®
3.	Inner Health and Outer Beauty®

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

Simply Whim

Simply Whim sells direct to the consumer a line of healthy beauty products including skincare and dietary supplements for healthy skin called Whim. We sell these products from our webstore at simplywhim.com and are currently in the process of launching our Amazon Marketplace and Public Square online stores.

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

Competition

Music of Your Life

We compete for share of our listeners’ time and engagement, a challenging task in today’s fragmented and multi-tasking world. We believe our national reach, the strength of our brand and assets, the quality of our programming and personalities, and the companionship nature of our medium allows us to compete effectively against both our legacy competition, broadcast radio operators, as well as newer, digital competition, including streaming music, and other digital companies.

Similarly, we compete for advertising and marketing dollars in the U.S. advertising market against an increasingly diverse set of competitors. Our legacy competition for the radio, and digital advertising market includes legacy broadcast radio operators, as well as satellite radio companies, and streaming music companies with ad supported components of their business. We also compete in the larger U.S. advertising market-inclusive of the radio, podcast and digital opportunity-by developing and offering competitive advertising products intended to attract advertising and marketing dollars that might otherwise go to larger companies in broadcast radio.

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

Marketing and Advertising

Music of Your Life

We self-promote expansion of our streaming and syndication services across our broadcast network, mobile streaming applications, our broadcast website, and social media platforms that reach national, regional, and local audiences as opportunities become available.

Simply Whim

Our marketing expense is targeted towards digital, social media, and streaming advertising. We believe these channels are highly effective in communicating with existing customers, as well as attracting new buyers. Our marketing program has been effective in communicating with our existing online and mobile, followers in a targeted and relevant way. Our digital marketing strategy includes search engine optimization, paid search, mobile advertising, social media, display advertising, and influencer marketing channels. Digital marketing, coupled with our national radio advertising, has helped us increase brand awareness and consideration among those not familiar with Whim, which we believe has resulted in new customers.

Employees

As of May 31, 2025, Marc Angell (Director and Chief Executive Officer) is the only non-employee officer director of The Marquie Group. The Company has no official employees. We have an outside accountant, bookkeeper, and lawyer. We outsource our information technology services to a third-party vendor. Certain other executive and board positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so. Music of Your Life currently has one part-time production person and two part-time announcers. We have one on-site part-time producer and one outside part-time producer.

As of May 31, 2025, Jacquie Angell (Director and Chief Executive Officer) is the only non-employee officer director of Simply Whim, Inc. Simply Whim has no official employees and has one part-time marketing person, an outside accountant, and an outside lawyer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Information Technology

We are committed to using technology to improve our competitive position. We depend on a variety of information systems and technologies (including cloud technologies) to manage the operations of our growing customer base. Our core business systems consist mostly of purchased and licensed software programs that integrate together and with our web-based radio automation systems.

We manage data security and privacy at the highest levels. Our Chief Executive Officer (CEO) is actively engaged in oversight of cybersecurity and IT infrastructure and works with outsourced vendors to manage all network operations. Our vendors keep our CEO informed on cybersecurity and privacy matters throughout the year. We have strengthened our data protection capabilities through investments in our infrastructure hardware and software.

During the fiscal year ended May 31, 2025, the Company did not experience any material cybersecurity incidents.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on OTC Pink under the symbol “TMGI”. We had approximately 2,272 registered holders of our common stock as of May 31, 2025. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on August 30, 2025, was $0.02 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on OTC Markets during the two fiscal years ended May 31, 2025:

	Price Range (1)
	High	Low
Fiscal May 31, 2025
Fourth quarter	$0.10	$0.10
Third quarter	$0.10	$0.10
Second quarter	$0.20	$0.20
First quarter	$0.10	$0.10

Fiscal May 31, 2024
Fourth quarter	$0.10	$0.10
Third quarter	$0.10	$0.10
Second quarter	$0.02	$0.02
First quarter	$0.10	$0.001

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

Overview

The Marquie Group, Inc. is an emerging direct-to-consumer firm specializing in marketing, product development, and media, including a dynamic radio and digital network. We promote top-tier health and beauty solutions that enrich lives, showcased through engaging radio content for our audience. We maintain a website at www.themarquiegroup.com.

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

Our principal sources of broadcast revenue include:

•	the sale of advertising time on our radio stations to national and local advertisers;
•	the sale of advertising time on our national network;
•	the sale of banner advertisements on our station websites or on our mobile applications;
•	the sale of digital streaming advertisements on our station websites or on our mobile applications;

Our principal sources of health and beauty revenue include:

•	the sale of skin care products on our webstore;
•	the sale of skin care products on our radio network;
•	the sale of skin care products on our Amazon store; and
•	the sale of skin care products on our Public Square store.

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

Health and Beauty

Our health and beauty operations are owned by Simply Whim, Inc., and include Whim, an emerging beauty brand blending Nature, Nutrition, and Science to offer safe and effective products. Whim’s founder, a 3-time cancer survivor under treatment, recognizes the U.S.'s regulatory lapses and strives for better standards. Exclusively made in the USA, Whim aims to provide responsible beauty options. We forecast strong sales growth next year, driven by demand for safer beauty solutions, and plan to exceed these expectations with continued innovation.

▪	On May 10, 2024 we entered into a settlement and co-existence agreement with Ulta Beauty (NASDAQ: ULTA), the world’s leading beauty company, over the rights to our Whim trademark. Under the terms of the agreement, Ulta is limited in the products they can market under the Whim brand name, and we are able to expand our Whim product offerings.
We acquired a 25% stake in Simply Whim, Inc., September 2022, and work together to expand marketing, and increase sales.
▪	Using two new S-1 facilities, we are raising funds for Simply Whim’s inventory, advertising, and social media costs.
▪	We intend to acquire a controlling interest in Simply Whim in the coming fiscal year, which will be reflected in future balance sheet calculations.

Whim Beauty Products:

•	Age Defying Moisturizer	•	Polishing Cleanser
•	Illuminating Eye Treatment	•	Youth Boosting Serum
•	Multi-Action Exfoliating Scrub	•	Antioxidant Serum

Assets – Inventory and Equipment

Music of Your Life.

A significant amount of equipment is used to broadcast Music of Your Life programming. As of year-end May 31, 2025, all current equipment has been fully depreciated, and includes:

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
			$265,750.00

Simply Whim

Simply Whim assets are not included in our balance sheet calculations as we own less than 51% of the company. This will change in the coming year as we acquire a controlling interest in the company. As of year-end, May 31, 2025, the Simply Whim assets include:

Simply Whim Equipment Assets	Date	Qty	Cost

Filler Machine	2022		$214.00
Office Furniture	2022		$2,500.00
			$2,714.00

Simply Whim Inventory Assets	Date	Qty	Cost
BOOST Hydrolyzed Collagen Peptide Powder	2025	0	$0
Age-Defying Moisturizer	2025	12	$216.00
Illuminating Eye Treatment	2025	8	$136.00
Moisture Shield SPF 30 Sunscreen	2025	0	$0.00
Multi-Action Exfoliating Scrub	2025	12	$172.50
Polishing Cleanser	2025	21	$231.00
Youth Boosting Serum	2025	5	$105.00
Packaging	2025	200	$236.00
Cartons	2025	300	$246.00
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

Music of Your Life

The Music of Your Life trademarks include the second audio trademark in history to be registered by the United States Patent and Trademark Office

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended May 31, 2025, and 2024.

Revenues. The Company generated no revenues for Broadcasting during the years ended May 31, 2025 and 2024. Broadcast radio revenues are primarily generated by pay per call spot sales from various advertisers represented by the advertising agency, MSH Marketing. However, MSH went out of business in 2023, and we are currently reviewing new opportunities for a spot sales agency. Through barter arrangements with our terrestrial radio station affiliates, Music of Your Life owns three minutes per hour to sell goods and services on these stations. Revenue for Health and Beauty will be included in future operations.

Cost of Sales. Our cost of sales for Broadcasting was $-0- for the years ended May 31, 2025 and 2024. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. Our Cost of Sales for Health and Beauty will be included in future operations.

Salaries and Consulting Expenses. All salaries remain unpaid and accruing for the year ending May 31, 2025. Salaries and consulting expenses for the year ended May 31, 2025 were $120,000 as compared to $407,905 for the year ended May 31, 2024. The increase during the year ended May 31, 2024 was mostly the result of additional expenses of $128,205 related to investor relations. The company also issued 185,000,000 shares valued at $39,700 for consulting services rendered to the Company. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees for the year ended May 31, 2025 were $30,393 as compared to $101,970 for the year ended May 31, 2024. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $12,519 for the year ended May 31, 2025 as compared to $39,598 for the year ended May 31, 2024. We anticipate that Other SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $796,580 for the year ended May 31, 2025 which consisted of interest expense of $376,869 and expense from derivative liability of $419,711. The Company had net other income of $384,017 for the year ended May 31, 2024 which consisted of interest expense of $521,923 and income from derivative liability of $905,940.

Liquidity and Capital Resources

As of May 31, 2025, our primary source of liquidity consisted of $1,071 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2025 of $15,822,978 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2025 of $959,492. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Marquie Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Marquie Group, Inc. (the ‘Company’) as of May 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended May 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2025, and the results of its operations and its cash flows for the year ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12, the Company suffered an accumulated deficit of $15,822,978. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 12 to the financial statements. These financial statements do not include any a1djustments that might result from the outcome of this uncertainty.

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

/S/ LAO Professionals

LAO PROFESSIONALS

(PCAOB ID 7057)

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

September 11, 2025

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

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

▪	We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
▪	We reviewed and evaluated management’s plans for dealing with adverse effects of these conditions and events.
▪	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
▪	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

PCAOB ID (5968)

We have served as the Company’s auditor since 2024.

September 3rd, 2024

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

	May 31,	May 31,
	2025	2024
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,071	$–

Total Current Assets	1,071	–

OTHER ASSETS

Investment in Acquisition	6,200,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $21,815 and $21,533, respectively	453	735
Trademark costs	11,165	11,165

Total Other Assets	6,246,855	6,247,137

TOTAL ASSETS	$6,247,926	$6,247,137

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$–	$89
Accounts payable and accrued liabilities	106,217	77,074
Accrued interest payable on notes payable	1,182,097	844,460
Accrued consulting fees	351,700	1,385,917
Notes payable, net of debt discounts of $-0- and $31,709, respectively	1,409,646	1,434,733
Notes payable to related parties	2,086,815	2,082,315
Derivative liability	625,824	206,113

Total Current Liabilities	5,762,299	6,030,701

TOTAL LIABILITIES	5,762,299	6,030,701

STOCKHOLDERS' EQUITY / (DEFICIT)

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 4,212,497,884 and 3,325,531,102 shares issued and outstanding, respectively	421,250	332,555
Additional paid-in-capital	15,887,355	14,747,367
Accumulated deficit	(15,822,978)	(14,863,486)

Total Stockholders' Equity (Deficit)	485,627	216,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$6,247,926	$6,247,137

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

	For the Year Ended May 31,
	2025	2024

NET REVENUES	$–	$–

OPERATING EXPENSES

Salaries and Consulting fees	120,000	407,905
Professional fees	30,393	101,970
Other selling, general and administrative	12,519	39,598

Total Operating Expenses	162,912	549,473

LOSS FROM OPERATIONS	(162,912)	(549,473)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	(419,711)	905,940
Interest expense (including amortization of debt discounts of $31,709 and $111,141, respectively)	(376,869)	(521,923)

Total Other Income (Expenses)	(796,580)	384,017

LOSS BEFORE INCOME TAXES	(959,492)	(165,456)

INCOME TAX EXPENSE	–	–

NET LOSS	$(959,492)	$(165,456)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$0.00

Weighted average shares outstanding	3,913,742,366	1,537,070,989

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from June 1, 2023 to May 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 1, 2023	200	$–	756,612,000	$75,663	$14,495,356	$(14,698,030)	$(127,011)

Common stock issued for services	–	–	185,000,000	18,500	84,200	–	102,700

Common stock issued for conversion of debt	–	–	2,265,475,967	226,548	123,924	–	350,472

Common stock issued for Standby Equity Agreement	–	–	118,443,135	11,844	43,887	–	55,731

Net loss for the year ended May 31, 2024	–	–	–	–	–	(165,456)	(165,456)

Balance, May 31, 2024	200	–	3,325,531,102	332,555	14,747,367	(14,863,486)	216,436

Common stock issued for conversion of debt	–	–	673,936,508	67,392	(1,324)	–	66,068

Forgiveness of accrued consulting fees by shareholders	–	–	–	–	1,154,017	–	1,154,017

Common stock issued for Standby Equity Agreement	–	–	213,030,274	21,303	(12,705)	–	8,598

Net loss for the year ended May 31, 2025	–	–	–	–	–	(959,492)	(959,492)

Balance, May 31, 2025	200	$–	4,212,497,884	$421,250	$15,887,355	$(15,822,978)	$485,627

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(959,492)	$(165,456)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	–	102,700
Depreciation of music inventory	282	814
Change in fair value of derivative liability	419,711	(905,940)
Amortization of debt discounts	31,709	111,141
Default interest added to notes principal balance	–	67,188
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	29,142	26,410
Accrued interest payable on notes payable	346,910	359,539
Accrued consulting fees	119,800	240,000

Net Cash Used by Operating Activities	(11,938)	(163,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Music inventory	–	(620)
Trademark costs	–	(800)
Payments from loans receivable, related party	–	(6,990)

Net Cash Used by Investing Activities	–	(8,410)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(89)	43
Proceeds from standby equity agreement	8,598	55,732
Proceeds from notes payable	–	124,696
Repayments of notes payable to related parties	–	(8,457)
Proceeds from notes payable to related parties	4,500	–

Net Cash Provided by Financing Activities	13,009	172,014

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,071	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,071	$–

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–
Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$–	$76,055
Forgiveness of accrued consulting fees by shareholders	$1,154,017	$–
Conversion of debt and accrued interest into common stock	$66,069	$350,472

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2025

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

May 31, 2025

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

g.       Advertising

Advertising costs, which are expensed as incurred, were $-0- for the year ended May 31, 2025 and $3,201 for the year ending May 31, 2024.

h.       Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2025

Net deferred tax assets consist of the following components as of May 31, 2025 and 2024:

	May 31, 2025	May 31, 2024
Deferred tax assets:
NOL Carryover	$1,709,720	$1,603,025
Valuation allowance	(1,709,720)	(1,603,025)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended May 31, 2025 and 2024 due to the following:

	May 31, 2025	May 31, 2024
Expected tax (benefit) at 21%	$(201,493)	$(34,746)
Non-deductible expense (non-taxable income) from derivative liability	88,139	(190,247)
Non-deductible amortization of debt discounts	6,659	23,340
Change in valuation allowance	106,695	201,653
Provision for income taxes	$–	$–

For the periods presented, the Company had no tax positions or unrecognized tax benefits.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. For the periods presented, the Company had no such interest or penalties.

i.      Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2025.

j.      Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2025 and 2024.

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

May 31, 2025

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

The replacement value of our music catalogue is valued at more than $250,000.

Music inventory consisted of the following:

	May 31, 2025	May 31, 2024
Digital music acquired for use in operations – at cost	$22,268	$22,268
Accumulated depreciation	(21,815)	(21,533)
Music inventory – net	$453	$735

The Company purchases digital music from time to time as new music become available for broadcast on our network. During the year ended May 31, 2025 the Company purchased $-0- worth of music inventory. For the years ended May 31, 2025 and 2024, depreciation on music inventory was $282 and $814, respectively.

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2025

NOTE 5 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	May 31, 2025	May 31, 2024
Due to Company Chief Executive Officer pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $20,000	$–	$728,817
Due to wife of Company Chief Executive Officer pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000	–	305,200
Due to mother of Company Chief Executive Officer pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	131,350	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	144,700	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	48,000	48,000
Due to two other service providers	27,650	27,850
Total	$351,700	$1,385,917

The accrued consulting fees balance changed as follows:

	Year Ended
	May 31, 2025	May 31, 2024
Balance, beginning of period	$1,385,917	$1,145,917
Compensation expense accrued pursuant to consulting agreements	120,000	240,000
Accrued consulting fees forgiven	(1,154,017)	–
Payments to consultants	(200)	–
Balance, end of period	$351,700	$1,385,917

See Note 10 (Commitments and Contingencies)

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2025

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

	May 31,2025	May 31,2024
Notes payable to entities, non-interest bearing, due on demand, unsecured	$54,079	$54,079
Note payable to an individual, due on May 22, 2015, in default (B)	25,000	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, in default (D)	50,000	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, in default (E)	7,000	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, in default (G)	50,000	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, in default (H)	50,000	50,000
Note payable to an individual, due on December 20, 2015, in default, 24% default rate from January 20, 2016 (I)	25,000	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, in default (M)	40,000	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, in default (P)	25,000	25,000
Convertible note payable to an individual, interest at 10%, due on demand (V)	46,890	46,890
Convertible note payable to an individual, interest at 8%, due on demand (W)	29,000	29,000
Convertible note payable to an individual, interest at 8%, due on demand (X)	21,500	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,506	8,505
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, in default (SS)	154,764	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,369	152,369
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, in default (YY)	424	424
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, in default (ZZ)	174,128	203,095
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default (C)	6,339	12,649
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	76,375	76,375
Convertible note payable to an entity, interest at 10%, due on August 15, 2024, in default (J)	–	10,201
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, in default (K)	3,500	2,448
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, in default (L)	30,555	11,217
Note payable to an entity, terms to be agreed on and memorialized subsequent to May 31, 2025	48,641	48,641
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgivable in part or whole subject to certain requirements.	70,000	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgivable in part or whole subject to certain requirements.	100,000	100,000
Notes payable to individuals, non-interest bearing, due on demand	103,476	103,476
Total Notes Payable	1,409,646	1,434,733
Less: Current Portion	(1,409,646)	(1,434,733)
Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2025

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

May 31, 2025

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

(SS) On November 30, 2020, the Company issued a $170,000 Convertible Promissory Note to a lender which paid off some of the accrued interest for the note described in (RR) above. The Company received net proceeds of $32,500. The note bears interest at a rate of 12% per annum, is due on November 30, 2021, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) 105% of the closing bid price of the Common Stock on the Issue Date, or (2) the closing bid price of the Common Stock on the Trading Day immediately preceding the date of the conversion. See Note 8 (Derivative Liability).

(VV) On June 4, 2021, the Company issued a $238,596 Convertible Promissory Note to a lender which paid off the principal and accrued interest for the notes described in (EE), (FF), (KK), (LL), (MM), (NN) and (PP) above. The note bears interest at a rate of 10% per annum, is due on June 4, 2022, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lesser of (1) $0.00004, or (2) 50% of the lowest trading price of the common stock for the previous 15-day trading period. See Note 8 (Derivative Liability).

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

(F) On April 10, 2023, the Company issued a $61,100 Convertible Promissory Note to a lender for net loan proceeds of $55,000. The note bears interest at a rate of 12% per annum, is due on April 10, 2024, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the lower of (1) $0.003, or (2) par value of common stock. See Note 8 (Derivative Liability).

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

May 31, 2025

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

Concentration of Notes Payable

The principal balance of the notes payable was due to:

	May 31, 2025	May 31, 2024

Lender A	$329,317	$358,283
Lender B	209,874	209,874
14 other lenders	870,455	898,285

Total	1,409,646	1,466,442

Less debt discounts	–	(31,709)

Net	$1,409,646	$1,434,733

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2025	May 31, 2024
Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$2,073	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	69,250	69,250
Notes payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	15,492	10,992
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,000,000	2,000,000
Total Notes Payable – Related Parties	2,086,815	2,082,315
Less: Current Portion	(2,086,815)	(2,082,315)
Long-Term Notes Payable	$–	$–

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2025

NOTE 8 - DERIVATIVE LIABILITY

The derivative liability at May 31, 2025 and 2024 consisted of:

	May 31, 2025		May 31, 2024
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$40,000	$40,000	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	29,000	43,500	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	21,500	32,250	21,500	32,250
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	8,506	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	154,764	149,350	154,764	7,040
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,369	159,306	152,369	4,224
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	7,538	14,000	7,538
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	12,649	6,339	12,649	3,520
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	109,980	76,375	7,040
Convertible note payable issued November 7, 2023, due on August 15, 2024 (J)	21,520	–	21,520	5,209
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	3,500	3,500	5,880
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	30,555	30,555	30,555	6,406
Totals	$599,738	$625,824	$599,738	$206,113

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

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2025 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.00004 to $0.005 per share, (3) terms are 0 days, (4) expected volatility of 3,176% and (5) risk free interest rates at 4.33%.

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2024

Concentration of Derivative Liability

The derivative liability relates to convertible notes payable due to:

	May 31, 2025	May 31, 2024

Lender A	$149,350	$7,040
Lender B	109,980	–
Lender C	36,894	3,520
Lender D	210,350	55,268
5 other lenders	119,250	140,285

Total	$625,824	$206,113

NOTE 9 - EQUITY TRANSACTIONS

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

During the year ended May 31, 2025, the Company issued an aggregate of 213,030,274 shares of common stock pursuant to the Equity Agreement for net proceeds of $8,598.

During the year ended May 31, 2025, the Company issued an aggregate of 673,936,508 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $66,068.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

May 31, 2025

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

NOTE 11 – INVESTMENT IN ACQUISITION

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

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2025, the Company had negative working capital of $5,761,228 and an accumulated deficit of $15,822,978. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2026 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

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

As of May 31, 2025, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. One member of our management team handles all accounting duties including the recording of transactions, paying bills, and reconciling the bank account. We have minimized this risk by having an external accountant review all transactions and make the appropriate adjustments. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2024, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

During the quarter ended May 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

Change in Auditor

On June 5, 2025, the Company dismissed its independent registered accounting firm Olayinka Oyebola & Company and engaged LAO Professionals as its independent accountant following the prior accountant’s dismissal.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Marc Angell (2013)	67

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended May 31, 2025, the Board held no in-person meetings.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2025 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company.

Executive salaries have been accrued and remain unpaid for the years ending May 31, 2025, and 2024. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended May 31, 2025; thus, these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation (1)	Total

Marc Angell	2025	$–	$–	$120,000	$120,000
Chief Executive Officer Secretary	2024	$–	$–	$240,000	$240,000

(1) Accrued consulting fees. See Notes 6 and 11 to the financial statements.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2025.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On August 23, 2024, the Company dismissed its independent registered accounting firm Green Growth CPA’s and engaged Olayinka Oyebola & Company as its independent accountant following the prior accountant’s dismissal. The following table sets forth fees invoiced by our independent registered accounting firm during the fiscal years ended May 31, 2025, and 2024:

	2025	2024
Audit Fees	$24,000	$34,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$24,000	$34,000

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated March 19, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form S-1 filed on November 11, 2022)
14.1	Code of Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form S-1 filed on November 11, 2022)
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Marc Angell
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Marc Angell

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)

/s/ Marc Angell
Dated: September 11, 2025	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 11, 2025
Marc Angell

/s/ Marc Angell	Director	September 11, 2025
Marc Angell

