Form 10-K/A
period 2025-05-31
Marquie Group, Inc.
filed 2025-09-17
CIK 1434601

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The Company is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended May 31, 2025, originally filed on September 12, 2025, to correct the omission of approximately $11,040 in revenue from a new customer that was inadvertently excluded from the financial statements; this correction has no material impact on the overall financial results or disclosures.

2

THE MARQUIE GROUP, INC., AND SUBSIDIARIES

2025 FORM 10-K ANNUAL REPORT, Amendment No. 1

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

Revenues. The Company generated revenues of $11,040 and $-0- for Broadcasting during the years ended May 31, 2025 and 2024, respectively. Broadcast radio revenues are primarily generated by pay per call spot sales from various advertisers. Through barter arrangements with our terrestrial radio station affiliates, Music of Your Life owns three minutes per hour to sell goods and services on these stations. Revenue for Health and Beauty will be included in future operations.

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

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2025 of $15,811,938 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2025 of $948,452. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12, the Company suffered an accumulated deficit of $15,811,938. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 12 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 3rd, 2024

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

	May 31,	May 31,
	2025	2024
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,071	$–
Accounts receivable	11,040

Total Current Assets	12,111	–

OTHER ASSETS

Investment in Acquisition	6,200,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $21,815 and $21,533, respectively	453	735
Trademark costs	11,165	11,165

Total Other Assets	6,246,855	6,247,137

TOTAL ASSETS	$6,258,966	$6,247,137

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$–	$89
Accounts payable and accrued liabilities	106,217	77,074
Accrued interest payable on notes payable	1,182,097	844,460
Accrued consulting fees	351,700	1,385,917
Notes payable, net of debt discounts of $-0- and $31,709, respectively	1,409,646	1,434,733
Notes payable to related parties	2,086,815	2,082,315
Derivative liability	625,824	206,113

Total Current Liabilities	5,762,299	6,030,701

TOTAL LIABILITIES	5,762,299	6,030,701

STOCKHOLDERS' EQUITY / (DEFICIT)

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000,000 shares authorized, 4,212,497,884 and 3,325,531,102 shares issued and outstanding, respectively	421,250	332,555
Additional paid-in-capital	15,887,355	14,747,367
Accumulated deficit	(15,811,938)	(14,863,486)

Total Stockholders' Equity (Deficit)	496,667	216,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$6,258,966	$6,247,137

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

	For the Year Ended May 31,
	2025	2024

NET REVENUES	$11,040	$–

OPERATING EXPENSES

Salaries and Consulting fees	120,000	407,905
Professional fees	30,393	101,970
Other selling, general and administrative	12,519	39,598

Total Operating Expenses	162,912	549,473

LOSS FROM OPERATIONS	(151,872)	(549,473)

OTHER INCOME (EXPENSES)

Income (expense) from derivative liability	(419,711)	905,940
Interest expense (including amortization of debt discounts of $31,709 and $111,141, respectively)	(376,869)	(521,923)

Total Other Income (Expenses)	(796,580)	384,017

LOSS BEFORE INCOME TAXES	(948,452)	(165,456)

INCOME TAX EXPENSE	–	–

NET LOSS	$(948,452)	$(165,456)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$0.00

Weighted average shares outstanding	3,913,742,366	1,537,070,989

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from June 1, 2023 to May 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 1, 2023	200	$–	756,612,000	$75,663	$14,495,356	$(14,698,030)	$(127,011)

Common stock issued for services	–	–	185,000,000	18,500	84,200	–	102,700

Common stock issued for conversion of debt	–	–	2,265,475,967	226,548	123,924	–	350,472

Common stock issued for Standby Equity Agreement	–	–	118,443,135	11,844	43,887	–	55,731

Net loss for the year ended May 31, 2024	–	–	–	–	–	(165,456)	(165,456)

Balance, May 31, 2024	200	–	3,325,531,102	332,555	14,747,367	(14,863,486)	216,436

Common stock issued for conversion of debt	–	–	673,936,508	67,392	(1,324)	–	66,068

Forgiveness of accrued consulting fees by shareholders	–	–	–	–	1,154,017	–	1,154,017

Common stock issued for Standby Equity Agreement	–	–	213,030,274	21,303	(12,705)	–	8,598

Net loss for the year ended May 31, 2025	–	–	–	–	–	(948,452)	(948,452)

Balance, May 31, 2025	200	$–	4,212,497,884	$421,250	$15,887,355	$(15,811,938)	$496,667

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(948,452)	$(165,456)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	–	102,700
Depreciation of music inventory	282	814
Change in fair value of derivative liability	419,711	(905,940)
Amortization of debt discounts	31,709	111,141
Default interest added to notes principal balance	–	67,188
Changes in operating assets and liabilities:
Accounts receivable	(11,040)	–
Accounts payable and accrued liabilities	29,142	26,410
Accrued interest payable on notes payable	346,910	359,539
Accrued consulting fees	119,800	240,000

Net Cash Used by Operating Activities	(11,938)	(163,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Music inventory	–	(620)
Trademark costs	–	(800)
Payments from loans receivable, related party	–	(6,990)

Net Cash Used by Investing Activities	–	(8,410)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(89)	43
Proceeds from standby equity agreement	8,598	55,732
Proceeds from notes payable	–	124,696
Repayments of notes payable to related parties	–	(8,457)
Proceeds from notes payable to related parties	4,500	–

Net Cash Provided by Financing Activities	13,009	172,014

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,071	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,071	$–

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–
Non-cash investing and financing activities:
Initial derivative liability charged to debt discounts	$–	$76,055
Forgiveness of accrued consulting fees by shareholders	$1,154,017	$–
Conversion of debt and accrued interest into common stock	$66,069	$350,472

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

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2025

Net deferred tax assets consist of the following components as of May 31, 2025 and 2024:

	May 31, 2025	May 31, 2024
Deferred tax assets:
NOL Carryover	$1,707,402	$1,603,025
Valuation allowance	(1,707,402)	(1,603,025)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended May 31, 2025 and 2024 due to the following:

	May 31, 2025	May 31, 2024
Expected tax (benefit) at 21%	$(199,175)	$(34,746)
Non-deductible expense (non-taxable income) from derivative liability	88,139	(190,247)
Non-deductible amortization of debt discounts	6,659	23,340
Change in valuation allowance	104,377	201,653
Provision for income taxes	$–	$–

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

NOTE 9 - EQUITY TRANSACTIONS

On October 13, 2022 (the “Closing Date”), the Company entered into a Standby Equity Commitment Agreement (the “Equity Agreement” by and among the Company, and MacRab, LLC, a Florida limited liability company (“MacRab”), pursuant to which MacRab has agreed to purchase at the Company’s sole discretion, up to five million dollars ($5,000,000) of the Company's common stock (the “Put Shares”) at a purchase price of 90% of the average of the two (2) lowest volume weighted average prices of the Company’s Common Stock on OTCQB during the six (6) Trading Days immediately following the Clearing Date.

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

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2025, the Company had negative working capital of $5,750,188 and an accumulated deficit of $15,811,938. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

THE MARQUIE GROUP, INC.
(formerly Music of Your Life, Inc.)

/s/ Marc Angell
Dated: September 17, 2025	By: Marc Angell, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Marc Angell	Chief Executive Officer	September 17, 2025
Marc Angell

/s/ Marc Angell	Director	September 17, 2025
Marc Angell

