Form 10-Q
period 2025-08-31
Marquie Group, Inc.
filed 2025-10-14
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 3, 2025 there were 4,121,479 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARQUIE GROUP, INC.

Consolidated Balance Sheets

	August 31,	May 31,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$41,007	$1,071
Accounts receivable	22,960	11,040

Total Current Assets	63,967	12,111

OTHER ASSETS

Investment in Acquisition	2,500,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $21,854 and $21,815, respectively	414	453
Trademark costs	11,165	11,165

Total Other Assets	2,546,816	6,246,855

TOTAL ASSETS	$2,610,783	$6,258,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	123,636	106,217
Accrued interest payable on notes payable	876,588	1,182,097
Accrued consulting fees	–	351,700
Notes payable	569,964	1,409,646
Notes payable to related parties	2,616,792	2,086,815
Derivative liability	63,448	625,824

Total Current Liabilities	4,250,428	5,762,299

TOTAL LIABILITIES	4,250,428	5,762,299

STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 4,121,479 and 4,212,498 shares issued and outstanding, respectively	411	421
Additional paid-in-capital	16,478,194	16,308,184
Accumulated deficit	(18,118,250)	(15,811,938)

Total Stockholders' Equity	(1,639,645)	496,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,610,783	$6,258,966

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	August 31, 2025	August 31, 2024

NET REVENUES	$11,920	$–

OPERATING EXPENSES

Salaries and Consulting fees	6,180	60,000
Professional fees	46,217	–
Other selling, general and administrative	13,074	640

Total Operating Expenses	65,471	60,640

LOSS FROM OPERATIONS	(53,551)	(60,640)

OTHER INCOME (EXPENSES)

Gain on extinguishment of debt	1,760,461	–
Income (expense) from derivative liability	297,276	(37,232)
Loss on markdown of investment	(3,700,000)	–
Interest expense (including amortization of debt discounts of $-0-, and $19,900, respectively)	(610,499)	(107,072)

Total Other Income (Expenses)	(2,252,762)	(144,304)

LOSS BEFORE INCOME TAXES	(2,306,313)	(204,944)

INCOME TAX EXPENSE	–	–

NET LOSS	$(2,306,313)	$(204,944)

BASIC AND DILUTED:
Net loss per common share	$(0.56)	$(0.06)

Weighted average shares outstanding	4,133,725	3,325,531

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Three Months Ended August 31, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2025	200	$–	4,212,498	$421	$16,308,184	$(15,811,937)	$496,667

Common stock cancelled for Standby Equity Agreement	–	–	(95,933)	(10)	10	–	–

Forgiveness of SBA PPP loans	–	–	–	–	170,000	–	170,000

Round up of shares for reverse split	–	–	4,914	–	–	–	–

Net loss for the three months ended August 31, 2025	–	–	–	–	–	(2,306,313)	(2,306,313)

Balance, August 31, 2025	200	$–	4,121,479	$411	$16,478,194	$(18,118,250)	$(1,639,645)

	Three Months Ended August 31, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	200	$–	3,325,531	$333	$15,079,589	$(14,863,486)	$216,436

Net loss for the three months ended August 31, 2024	–	–	–	–	–	(204,944)	(204,944)

Balance, August 31, 2024	200	$–	3,325,531	$333	$15,079,589	$(15,068,430)	$11,492

Note: The above statements reflect retroactively the 1 share for 1,000 shares reverse split effective June 5, 2025.

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	August 31, 2025	August 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,306,313)	$(204,944)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	39	93
Change in fair value of derivative liability	(297,276)	37,233
Amortization of debt discounts	–	19,900
Default fees added to notes principal balance	500,000	–
Gain on extinguishment of debt	(1,760,461)	–
Loss on write down of investment	3,700,000	–
Changes in operating assets and liabilities:
Accounts receivable	(11,920)	–
Accounts payable and accrued liabilities	17,419	–
Accrued interest payable on notes payable	95,948	87,172
Accrued consulting fees	–	60,000

Net Cash Used by Operating Activities	(62,564)	(546)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	–	146
Proceeds from notes payable	132,500	–
Repayments of notes payable to related parties	(30,000)	–
Proceeds from notes payable to related parties	–	400

Net Cash Provided by Financing Activities	102,500	546

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,936	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,071	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,007	$–

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Forgiveness of SBA PPP loans recorded as equity	$170,000	$–
Accrued consulting fees converted into promissory note	$131,300	$–

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

(formerly Music of Your Life, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2025

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

Reverse Stock Split

Effective June 5, 2025, the Company effectuated a 1 share for 1,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 4,212,497,884 shares to 4,214,763 shares. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2025 are not necessarily indicative of results that may be expected for the year ending May 31, 2026.

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

Extinguishment of Debt

Pursuant to Florida Statute § 95.11(2)(b), the Company has removed from its balance sheet accounts receivable deemed uncollectible for more than five years and, in accordance with GAAP, recorded a gain on extinguishment of debt in the amount of $1,760,461 on the statement of operations for the quarter ended August 31, 2025.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2025, the Company had negative working capital of $4,186,461 and an accumulated deficit of $18,118,250. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ending May 31, 2026, and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 2 – MUSIC INVENTORY

Music inventory consisted of the following:

	August 31, 20205	May 31, 2025
Digital music acquired for use in operations – at cost	$22,268	$22,268
Accumulated depreciation	(21,854)	(21,815)
Music inventory – net	$414	$453

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2025, the Company purchased $-0- worth of music inventory. For the three months ended August 31, 2025 and 2024, depreciation of music inventory was $39 and $93, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31, 2025	May 31, 2025
Due to Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022, balance of $848,817 forgiven as of February 28, 2025	$–	$–
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021), balance of $305,200 forgiven as of February 28, 2025	–	–
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019 (converted into promissory note during quarter ended August 31, 2025)	–	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	–	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	–	48,000
Due to two other service providers	–	27,850

Total	$–	$351,700

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2025	Three Months Ended August 31, 2024
Balance, beginning of period	$351,700	$1,145,917
Compensation expense accrued pursuant to consulting agreements	–	240,000
Accrued consulting fees extinguished	(220,350)	–
Accrued consulting fees converted into promissory note	(131,350)	–

Balance, end of period	$–	$1,385,917

See Note 8 (Commitments and Contingencies).

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2025	May 31, 2025
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$54,079	$54,079
Note payable to an individual, due on May 22, 2015, extinguished on June 1, 2025 (B)	–	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, extinguished on June 1, 2025 (D)	–	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, extinguished on June 1, 2025 (E)	–	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, extinguished on June 1, 2025 (G)	–	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, extinguished on June 1, 2025 (H)	–	50,000
Note payable to an individual, due on December 20, 2015, 24% default rate from January 20, 2016, extinguished on June 1, 2025 (I)	–	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, extinguished on June 1, 2025 (M)	–	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, extinguished on June 1, 2025 (P)	–	25,000
Convertible note payable to an individual, interest at 10%, extinguished on June 1, 2025 (V)	–	46,890
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (W)	–	29,000
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (X)	–	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,506	8,506
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, extinguished on June 1, 2025 (SS)	–	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,369	152,369
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, extinguished on June 1, 2025 (YY)	–	424
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, extinguished on June 1, 2025 (ZZ)	–	174,128
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default (C)	6,339	6,339
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	76,375	76,375
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, in default, net of discount of $-0- and $1,052, respectively (K)	3,500	3,500
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, in default, net of discount of $-0- and $19,338, respectively (L)	30,555	30,555
Convertible note payable to an entity, interest at 6%, due on August 22, 2026, (N)	120,000	–
Convertible note payable to an entity, interest at 15, due on March 26, 2026, (O)	12,500	–
Note payable to an entity, terms to be agreed on and memorialized subsequent to February 28, 2025	48,641	48,641
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgiven by SBA and reclassified as equity	–	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgiven by SBA and reclassified as equity	–	100,000
Notes payable to individuals, non-interest bearing, written off on June 1, 2025	–	103,476
Total Notes Payable	569,964	1,409,646
Less: Current Portion	(569,964)	(1,409,646)
Long-Term Notes Payable	$–	$–

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

(N) On August 22, 2025, the Company issued a $120,000 Convertible Promissory Note to a lender for net loan proceeds of $105,000. The note bears interest at a rate of 6% per annum, is due on August 22, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest trading price in the 20 Trading Day period prior to the Conversion Date.

(O) On June 26, 2025, the Company issued a $12,500 Convertible Promissory Note to a lender for net loan proceeds of $10,000. The note bears interest at a rate of 15% per annum, is due on March 26, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 70% of the volume-weighted average price over the 10 Trading Day period prior to the Conversion Date.

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	August 31, 2025	May 31, 2025

Lender A	$–	$329,317
Lender B	209,874	209,874
14 other lenders	360,090	870,455

Total	569,964	1,409,646

Less debt discounts	–	–

Net	$569,964	$1,409,646

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2025	May 31, 2025

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$–	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	–	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	492	15,492
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,485,000	2,000,000
Note payable to the mother of the Chief Executive Officer, interest at 12%, due on demand, unsecured (converted from accrued consulting fees, see Note 3)	131,300	–
Total Notes Payable	2,616,792	2,086,815
Less: Current Portion	(2,616,792)	(2,086,815)
Long-Term Notes Payable	$–	$–

NOTE 6 – DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	August 31, 2025		May 31, 2025
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$–	$–	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	–	–	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	–	–	21,500	32,250
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	8,506	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	–	–	154,764	149,350
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,369	3,544	152,369	159,306
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	7,539	14,000	7,538
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	6,339	1,776	12,649	6,339
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	3,531	76,375	109,980
Convertible note payable issued November 7, 2023, due on August 15, 2024 (J)	–	–	21,520	–
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	1,776	3,500	5,880
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	30,555	1,776	30,555	30,555

Totals	$326,644	$63,448	$599,738	$625,824

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

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2025 include (1) stock price of $0.0169 per share, (2) exercise prices ranging from $0.00004 to $0.010985 per share, (3) terms are 0 days, (4) expected volatility of 3.176% and (5) risk free interest rate at 4.41%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2025 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.00004 to $0.005 per share, (3) terms are 0 days, (4) expected volatility of 3,176% and (5) risk free interest rates at 4.33%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2025	May 31, 2025

Lender A	$–	$149,350
Lender B	3,531	109,980
Lender C	3,552	36,894
Lender D	54,598	210,350
5 other lenders	1,767	119,250

Total	$63,448	$625,824

NOTE 7 – EQUITY TRANSACTIONS

Effective June 5, 2025, the Company effectuated a 1 share for 1,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 4,212,497,884 shares to 4,214,763 shares. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

The company has 20,000,000 shares of preferred stock authorized and 200 shares outstanding as of August 31, 2025. The company has 5,000,000,000 shares of common stock authorized and 4,121,479 (as adjusted for the June 5, 2025 reverse stock split) outstanding as of August 31, 2025. Along with the reverse stock split, the number of authorized shares of common stock was changed from 20,000,000,000 shares to 5,000,000,000 shares.

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

During the year ended May 31, 2025, the Company issued an aggregate of 213,030 shares (as adjusted for the June 5, 2025 reverse stock split) of common stock pursuant to the Equity Agreement for net proceeds of $8,598.

During the year ended May 31, 2025, the Company issued an aggregate of 673,937 shares (as adjusted for the June 5, 2025 reverse stock split) of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $66,068.

During the three months ended August 31, 2025, the Company cancelled 95,933 shares (as adjusted for the June 5, 2025 reverse stock split) of common stock pursuant to the Equity Agreement that were previously issued in error.

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

NOTE 9 – INVESTMENT IN ACQUISITION

On September 20, 2022, the Company entered into an agreement to acquire 25% of the outstanding shares of SIMPLY WHIM, INC., a Wyoming corporation (“SIMPLY WHIM”), in exchange for 666,666,668 shares of common stock of the Company and a promissory note in the face amount of $2,000,000. SIMPLY WHIM is a skin care product development company. At the date of the acquisition, the price per share of the company shares was $0.0063. The total consideration paid by the company (value of stock issued and promissory note) was $6,200,000 which has been recorded as Investment in Acquisition on the balance sheet. The Company determined that the Simply Whim investment should be accounted for under the cost method because the Company does not have the ability to exercise significant influence over operating and financial policies of the investee given there is no representation on the board of directors, participation in policy-making processes, no interchange of managerial personnel, and the majority ownership of the investee is a nonpublic company held by one individual. During the quarter ended August 31, 2025, the promissory note triggered a default of 25% ($500,000) of the principal balance of the note which increased the balance to $2,500,000. In conjunction with this default, the Company decreased the Investment in Acquisition on the balance sheet to $2,500,000 and recorded a Loss on markdown of investment of $3,700,000 on the statement of operations.

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

BUSINESS OVERVIEW

The Marquie Group, Inc. is focused on creating high-quality health and beauty products that we market across various sales channels including our own syndicated radio network. For more information, visit our websites at www.simplywhim.com, and www.musicofyourlife.com. Our annual reports (Form 10-K), quarterly reports (Form 10-Q), current reports (Form 8-K), and any amendments to these reports are available free of charge at www.sec.gov. Please note that the information on our website is not part of, nor incorporated by reference into, this or any other company report filed with or submitted to the SEC.

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

Broadcast revenue is impacted by the rates radio stations can charge for programming and advertising time, the level of airtime sold to programmers and advertisers, the number of impressions delivered, or downloads made, and the number of listener responses in the case of pay-per-call. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. We market ourselves to advertisers based on the responsiveness of our audiences. We do not subscribe to traditional audience measuring services.

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

Health and Beauty

Our health and beauty operations are managed by Simply Whim, Inc., home to Whim®, a growing beauty brand that blends nature, nutrition, and science to deliver safe, effective products. Whim’s founder—a three-time cancer survivor currently undergoing treatment—has firsthand experience with regulatory gaps in the United States and is committed to raising industry standards. Proudly crafted in the USA, Whim is dedicated to offering responsible beauty solutions, particularly to those navigating the challenges of chemotherapy and daily life.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2025 and 2024.

Revenues. The Company generated net revenues of $11,920 and $-0- during the three months ended August 31, 2025 and 2024. Revenues were generated from advertising spot sales on our syndicated radio network. Revenue for Health and Beauty is expected to be included in the company’s upcoming annual 10-K report for the year ending May 31, 2026.

Cost of Sales. Our cost of sales for Broadcasting and Digital Media was $-0- for the three months ended August 31, 2025 and 2024. Our cost of sales in the future will consist principally of licensing costs and royalties associated with our syndicated radio network, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. Our Cost of Sales for Health and Beauty will be included in the company’s upcoming annual 10-K report for the year ending May 31, 2026.

Salaries and Consulting Expenses. Executive salaries remain unpaid and accruing for the period ended August 31, 2025. Accrued salaries and consulting expenses were $6,180 and $60,000 for the three months ended August 31, 2025 and 2024, respectively. We expect that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our health and beauty business.

Professional Fees. Professional fees were $46,217 and $-0- for the three months ended August 31, 2025 and 2024, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $13,074 and $640 for the three months ended August 31, 2025 and 2024, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $2,252,762 for the three months ended August 31, 2025. During the three months ended August 31, 2025, the company recorded a gain on the extinguishment of debt in the amount of $1,760,461, income on the change in the fair value of the derivative liability in the amount of $297,276, loss on the markdown of investment in the amount of $3,700,000 and interest expenses related to notes payable in the amount of $610,499.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2025, our primary source of liquidity consisted of $41,007 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2025 of $4,186,461 and $18,118,250, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2025 of $2,306,313. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our May 31, 2025 Form 10-K. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3. Defaults Upon Senior Securities

The Company has not paid the principal and interest due on 8 notes payable aggregating $326,644 at August 31, 2025. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Marquie Group, Inc.

Date: October 14, 2025	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

