Form 10-Q/A
period 2025-08-31
Marquie Group, Inc.
filed 2025-11-10
CIK 1434601

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarterly period ended August 31, 2025 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission on October 14, 2025, is being filed to restate and correct the misclassification of interest-bearing promissory notes and their related expenses. As described in Note 10 to the accompanying financial statements, the Company has corrected the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. No other information in the Original Form 10-Q is amended or updated by this Amendment No. 1 and this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q.

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARQUIE GROUP, INC.

Consolidated Balance Sheets

	August 31,	May 31,
	2025	2025
	(Unaudited) (As restated – see Note 10)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$41,007	$1,071
Accounts receivable	22,960	11,040

Total Current Assets	63,967	12,111

OTHER ASSETS

Investment in Acquisition	2,500,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $21,854 and $21,815, respectively	414	453
Trademark costs	11,165	11,165

Total Other Assets	2,546,816	6,246,855

TOTAL ASSETS	$2,610,783	$6,258,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	123,636	106,217
Accrued interest payable on notes payable	934,518	1,182,097
Accrued consulting fees	–	351,700
Notes payable	635,801	1,409,646
Notes payable to related parties	2,616,792	2,086,815
Derivative liability	63,448	625,824

Total Current Liabilities	4,374,195	5,762,299

TOTAL LIABILITIES	4,374,195	5,762,299

STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 4,121,479 and 4,212,498 shares issued and outstanding, respectively	411	421
Additional paid-in-capital	16,478,194	16,308,184
Accumulated deficit	(18,242,017)	(15,811,938)

Total Stockholders' Equity	(1,763,412)	496,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,610,783	$6,258,966

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	August 31, 2025	August 31, 2024
	(As restated – see Note 10)
NET REVENUES	$11,920	$–

OPERATING EXPENSES

Salaries and Consulting fees	6,180	60,000
Professional fees	79,220	–
Other selling, general and administrative	13,074	640

Total Operating Expenses	98,474	60,640

LOSS FROM OPERATIONS	(86,554)	(60,640)

OTHER INCOME (EXPENSES)

Gain on extinguishment of debt	1,760,461	–
Income (expense) from derivative liability	297,276	(37,232)
Loss on markdown of investment	(3,700,000)	–
Interest expense (including amortization of debt discounts of $-0-, and $19,900, respectively)	(701,263)	(107,072)

Total Other Income (Expenses)	(2,343,526)	(144,304)

LOSS BEFORE INCOME TAXES	(2,430,080)	(204,944)

INCOME TAX EXPENSE	–	–

NET LOSS	$(2,430,080)	$(204,944)

BASIC AND DILUTED:
Net loss per common share	$(0.59)	$(0.06)

Weighted average shares outstanding	4,133,725	3,325,531

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Three Months Ended August 31, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2025	200	$–	4,212,498	$421	$16,308,184	$(15,811,937)	$496,667

Common stock cancelled for Standby Equity Agreement	–	–	(95,933)	(10)	10	–	–

Forgiveness of SBA PPP loans	–	–	–	–	170,000	–	170,000

Round up of shares for reverse split	–	–	4,914	–	–	–	–

Net loss for the three months ended August 31, 2025	–	–	–	–	–	(2,430,080)	(2,430,080)

Balance, August 31, 2025	200	$–	4,121,479	$411	$16,478,194	$(18,242,017)	$(1,763,412)

	Three Months Ended August 31, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	200	$–	3,325,531	$333	$15,079,589	$(14,863,486)	$216,436

Net loss for the three months ended August 31, 2024	–	–	–	–	–	(204,944)	(204,944)

Balance, August 31, 2024	200	$–	3,325,531	$333	$15,079,589	$(15,068,430)	$11,492

Note: The above statements reflect retroactively the 1 share for 1,000 shares reverse split effective June 5, 2025.

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	August 31, 2025	August 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,430,080)	$(204,944)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	39	93
Change in fair value of derivative liability	(297,276)	37,233
Amortization of debt discounts	–	19,900
Default fees added to notes principal balance	565,836	–
Gain on extinguishment of debt	(1,760,461)	–
Loss on write down of investment	3,700,000	–
Changes in operating assets and liabilities:
Accounts receivable	(11,920)	–
Accounts payable and accrued liabilities	17,419	–
Accrued interest payable on notes payable	153,879	87,172
Accrued consulting fees	–	60,000

Net Cash Used by Operating Activities	(62,564)	(546)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	–	146
Proceeds from notes payable	132,500	–
Repayments of notes payable to related parties	(30,000)	–
Proceeds from notes payable to related parties	–	400

Net Cash Provided by Financing Activities	102,500	546

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,936	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,071	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,007	$–

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Forgiveness of SBA PPP loans recorded as equity	$170,000	$–
Accrued consulting fees converted into promissory note	$131,300	$–

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2025, the Company had negative working capital of $4,310,228 and an accumulated deficit of $18,242,017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 – MUSIC INVENTORY

Music inventory consisted of the following:

	August 31, 2025	May 31, 2025
Digital music acquired for use in operations – at cost	$22,268	$22,268
Accumulated depreciation	(21,854)	(21,815)
Music inventory – net	$414	$453

The Company purchases digital music to broadcast over the radio and internet. During the three months ended August 31, 2025, the Company purchased $-0- worth of music inventory. For the three months ended August 31, 2025 and 2024, depreciation of music inventory was $39 and $93, respectively.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31, 2025	May 31, 2025
Due to Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022, balance of $848,817 forgiven as of February 28, 2025	$–	$–
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021), balance of $305,200 forgiven as of February 28, 2025	–	–
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019 (converted into promissory note during quarter ended August 31, 2025)	–	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	–	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	–	48,000
Due to two other service providers	–	27,850

Total	$–	$351,700

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2025	Three Months Ended August 31, 2024
Balance, beginning of period	$351,700	$1,145,917
Compensation expense accrued pursuant to consulting agreements	–	240,000
Accrued consulting fees extinguished	(220,350)	–
Accrued consulting fees converted into promissory note	(131,350)	–

Balance, end of period	$–	$1,385,917

See Note 8 (Commitments and Contingencies).

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2025	May 31, 2025
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$54,079
Note payable to an individual, due on May 22, 2015, extinguished on June 1, 2025 (B)	–	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, extinguished on June 1, 2025 (D)	–	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, extinguished on June 1, 2025 (E)	–	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, extinguished on June 1, 2025 (G)	–	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, extinguished on June 1, 2025 (H)	–	50,000
Note payable to an individual, due on December 20, 2015, 24% default rate from January 20, 2016, extinguished on June 1, 2025 (I)	–	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, extinguished on June 1, 2025 (M)	–	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, extinguished on June 1, 2025 (P)	–	25,000
Convertible note payable to an individual, interest at 10%, extinguished on June 1, 2025 (V)	–	46,890
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (W)	–	29,000
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (X)	–	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,506	8,506
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, extinguished on June 1, 2025 (SS)	–	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,369	152,369
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, extinguished on June 1, 2025 (YY)	–	424
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, extinguished on June 1, 2025 (ZZ)	–	174,128
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default (C)	6,339	6,339
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	76,375	76,375
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, in default, net of discount of $-0- and $1,052, respectively (K)	3,500	3,500
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, in default, net of discount of $-0- and $19,338, respectively (L)	30,555	30,555
Convertible note payable to an entity, interest at 6%, due on August 22, 2026, (N)	120,000	–
Convertible note payable to an entity, interest at 15, due on March 26, 2026, (O)	12,500	–
Convertible note payable to an entity, interest at 12%, due on March 24, 2023, in default (R)	46,579	–
Convertible note payable to an entity, interest at 12%, due on December 19, 2023, in default (S)	31,600	–
Convertible note payable to an entity, interest at 12%, due on April 8, 2025, in default (T)	65,058	–
Convertible note payable to an entity, interest at 12%, due on July 31, 2025, in default (U)	17,820	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgiven by SBA and reclassified as equity	–	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgiven by SBA and reclassified as equity	–	100,000
Notes payable to individuals, non-interest bearing, written off on June 1, 2025	–	103,476
Total Notes Payable	635,801	1,409,646
Less: Current Portion	(635,801)	(1,409,646)
Long-Term Notes Payable	$–	$–

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

(F) On April 10, 2023, the Company issued a $61,100 Convertible Promissory Note to MACRAB LLC for net loan proceeds of $55,000. The note bears interest at a rate of 12% per annum, is due on April 10, 2024, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to the higher of (1) $0.003, or (2) the par value of the Common Stock. See Note 6 (Derivative Liability).

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

(R) On March 24, 2022, the Company issued a $38,880 Convertible Promissory Note to MACRAB LLC for net loan proceeds of $31,800. The note bears interest at a rate of 12% per annum, is due on March 24, 2023, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0001.

(S) On December 19, 2022, the Company issued a $31,600 Convertible Promissory Note to MACRAB LLC for net loan proceeds of $25,430. The note bears interest at a rate of 12% per annum, is due on December 19, 2023, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to equal to the higher of (1) $0.003, or (2) the par value of the Common Stock $0.0001.

(T) On April 8, 2024, the Company issued a $65,058 Convertible Promissory Note to MACRAB LLC for net loan proceeds of $54,763. The note bears interest at a rate of 12% per annum, is due on April 8, 2025, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0001.

(U) On July 31, 2024, the Company issued a $17,820 Convertible Promissory Note to MACRAB LLC who paid this amount to various service providers of the Company. The note bears interest at a rate of 12% per annum, is due on July 31, 2025, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to $0.0001.

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	August 31, 2025	May 31, 2025

Lender A	$–	$329,317
Lender B	209,874	209,874
Lender C	240,932	-
5 other lenders	184,995	870,455

Total	635,801	1,409,646

Less debt discounts	–	–

Net	$635,801	$1,409,646

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2025	May 31, 2025

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$–	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	–	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	492	15,492
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,485,000	2,000,000
Note payable to the mother of the Chief Executive Officer, interest at 12%, due on demand, unsecured (converted from accrued consulting fees, see Note 3)	131,300	–
Total Notes Payable	2,616,792	2,086,815
Less: Current Portion	(2,616,792)	(2,086,815)
Long-Term Notes Payable	$–	$–

NOTE 6 – DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	August 31, 2025		May 31, 2025
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$–	$–	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	–	–	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	–	–	21,500	32,250
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	35,000	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	8,506	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	–	–	154,764	149,350
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,369	3,544	152,369	159,306
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	7,539	14,000	7,538
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	6,339	1,776	12,649	6,339
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	3,531	76,375	109,980
Convertible note payable issued November 7, 2023, due on August 15, 2024 (J)	–	–	21,520	–
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	1,776	3,500	5,880
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	30,555	1,776	30,555	30,555

Totals	$326,644	$63,448	$599,738	$625,824

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

NOTE 10 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the consolidated Financial Statements at August 31, 2025, and for the quarter then ended (which were included in the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 14, 2025, to restate and correct the misclassification of interest-bearing promissory notes and their related expenses. The restatement increased accrued interest and notes payable by an aggregate amount of $123,767. Professional fees and interest expenses related to the promissory notes also increased by the same amount of $123,767.

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

Professional Fees. Professional fees were $79,220 and $-0- for the three months ended August 31, 2025 and 2024, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. Professional fees also increased due to the reclassification of promissory notes and the related legal fees associated with these notes. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $13,074 and $640 for the three months ended August 31, 2025 and 2024, respectively. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $2,343,526 for the three months ended August 31, 2025. During the three months ended August 31, 2025, the company recorded a gain on the extinguishment of debt in the amount of $1,760,461, income on the change in the fair value of the derivative liability in the amount of $297,276, loss on the markdown of investment in the amount of $3,700,000 and interest expenses related to notes payable in the amount of $701,263. Interest expense also increased due to the reclassification of interest bearing promissory notes and the related interest.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2025, our primary source of liquidity consisted of $41,007 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2025, of $4,310,228 and $18,242,017, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended August 31, 2025 of $2,430,080. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

The Marquie Group, Inc.

Date: November 10, 2025	By:	/s/ Marc Angell
Marc Angell
Chief Financial Officer
(Duly Authorized Officer and Principal Executive Officer)

