Form 10-Q
period 2025-11-30
Marquie Group, Inc.
filed 2026-01-20
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Registrant’s telephone number, including area code: (602) 989-4653

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 16, 2026 there were 8,736,689 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MARQUIE GROUP, INC.

Consolidated Balance Sheets

	November 30,	May 31,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$81,317	$1,071
Accounts receivable	38,160	11,040
Prepaid investment	205,000	–

Total Current Assets	324,477	12,111

OTHER ASSETS

Investment in Acquisition	2,500,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $-0- and $21,815, respectively	–	453
Trademark costs	–	11,165

Total Other Assets	2,535,237	6,246,855

TOTAL ASSETS	$2,859,714	$6,258,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$131,515	$106,217
Accrued interest payable on notes payable	1,082,728	1,182,097
Accrued consulting fees	–	351,700
Notes payable	618,998	1,409,646
Notes payable to related parties	2,596,300	2,086,815
Derivative liability	2,449,374	625,824

Total Current Liabilities	6,878,915	5,762,299

TOTAL LIABILITIES	6,878,915	5,762,299

STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 20,000,000,000 shares authorized, 7,539,209 and 4,212,498 shares issued and outstanding, respectively	753	421
Additional paid-in-capital	16,362,311	16,308,184
Accumulated deficit	(20,382,265)	(15,811,938)

Total Stockholders' Equity	(4,019,201)	496,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,859,714	$6,258,966

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024

NET REVENUES	$15,200	$–	$27,120	$–

OPERATING EXPENSES

Salaries and Consulting fees	120,572	60,000	143,386	120,000
Professional fees	109,887	4,500	189,107	4,500
Other selling, general and administrative	149,451	214	141,055	854

Total Operating Expenses	379,910	64,714	473,548	125,354

LOSS FROM OPERATIONS	(364,710)	(64,714)	(446,428)	(125,354)

OTHER INCOME (EXPENSES)

Gain on extinguishment of debt	–	–	1,760,461	–
Income (expense) from derivative liability	(1,417,593)	3,355	(1,120,317)	(33,877)
Loss of markdown of investment	–	–	(3,700,000)	–
Interest expense (including amortization of debt discounts of $122,037, $7,790, $122,037, and $27,690, respectively)	(507,519)	(94,015)	(1,064,044)	(201,087)

Total Other Income (Expenses)	(1,925,112)	(90,660)	(4,123,900)	(234,964)

LOSS BEFORE INCOME TAXES	(2,289,822)	(155,374)	(4,570,328)	(360,318)

INCOME TAX EXPENSE	–	–	–	–

NET LOSS	$(2,289,822)	$(155,374)	$(4,570,328)	$(360,318)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.44)	$(0.05)	$(0.89)	$(0.11)

Weighted average shares outstanding	5,153,582	3,325,531	5,159,738	3,325,531

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Six Months Ended November 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2025	200	$–	4,212,498	$421	$16,308,184	$(15,811,937)	$496,667

Common stock cancelled for Standby Equity Agreement	–	–	(95,933)	(10)	10	–	–

Forgiveness of SBA PPP loans	–	–	–	–	170,000	–	170,000

Round up of shares for reverse split	–	–	4,936	–	–	–	–

Net loss for the three months ended August 31, 2025	–	–	–	–	–	(2,280,506)	(2,280,506)

Balance, August 31, 2025	200	$–	4,121,501	$411	$16,478,194	$(18,092,443)	$(1,613,838)

Common stock issued for Standby Equity Agreement	–	–	1,034,989	103	10,429	–	10,532

Common stock issued for conversion of debt	–	–	1,382,719	138	14,089	–	14,227

Common stock issued for GetGolf purchase agreement	–	–	1,000,000	100	(140,401)	–	(140,301)

Net loss for the three months ended November 30, 2025	–	–	–	–	–	(2,289,822)	(2,289,822)

Balance, November 30, 2025	200	$–	7,539,209	$753	$16,362,311	$(20,382,265)	$(4,019,201)

Note: The above statements reflect retroactively the 1 share for 1,000 shares reverse split effective June 5, 2025.

	Six Months Ended November 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	200	$–	3,325,531	$332,555	$14,747,367	$(14,863,486)	$216,436

Net loss for the three months ended August 31, 2024	–	–	–	–	–	(204,944)	(204,944)

Balance, August 31, 2024	200	$–	3,325,531	$332,555	$14,747,367	$(15,068,430)	$11,492

Net loss for the three months ended November 30, 2024	–	–	–	–	–	(155,374)	(155,374)

Balance, November 30, 2024	200	$–	3,325,531	$332,555	$14,747,367	$(15,223,804)	$(143,882)

Note: The above statements reflect retroactively the 1 share for 1,000 shares reverse split effective June 5, 2025.

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	November 30, 2025	November 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,570,328)	$(360,318)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	39	186
Change in fair value of derivative liability	1,120,317	33,878
Amortization of debt discounts	122,037	27,690
Default fees added to notes principal balance	559,333	–
Gain on elimination of debt	(1,760,461)	–
Loss on write down of investment	3,700,000	–
Adjustments for GetGolf purchase agreement	(128,722)	–
Changes in operating assets and liabilities:
Accounts receivable	(27,120)	–
Prepaid investment	(205,000)	–
Accounts payable and accrued liabilities	25,298	4,000
Accrued interest payable on notes payable	303,980	173,396
Accrued consulting fees	–	120,000

Net Cash Used by Operating Activities	(860,627)	(1,168)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	–	(89)
Proceeds from notes payable	980,833	–
Proceeds from stand by equity agreement	10,532	–
Repayments of notes payable to related parties	(70,492)	–
Proceeds from notes payable to related parties	20,000	1,500

Net Cash Provided by Financing Activities	940,873	1,411

NET INCREASE IN CASH AND CASH EQUIVALENTS	80,246	243

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,071	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,317	$243

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Forgiveness of SBA PPP loans recorded as equity	$170,000	$–
Accrued consulting fees converted into promissory note	$131,300	$–
Conversion of debt and accrued interest into common stock	$14,227	$–
Initial setup of derivative liability	$968,333	$–

The accompanying notes are an integral part of these financial statements

THE MARQUIE GROUP, INC.

Notes to the Consolidated Financial Statements

November 30, 2025

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

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended November 30, 2025 are not necessarily indicative of results that may be expected for the year ending May 31, 2026.

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

Entry into a Material Definitive Agreement

On October 20, 2025, Marc Angell, the Chief Executive Officer and controlling shareholder of The Marquie Group, Inc. (“TMGI”), and Jacquie Angell (the “Sellers”), entered into a Purchase Agreement, as amended (the “Purchase Agreement”) with GetGolf.com (“GetGolf”), pursuant to which GetGolf agreed to acquire from the Sellers, for an aggregate purchase price of $500,000 payable over 12 months, with respect to the sale of: (i) 200 Series A Preferred shares of TMGI (the Series A Shares”), which Series A Shares have 80% of the total voting power of all classes of voting stock of TMGI at all times, and (ii) that certain promissory note issued by the Company, in the name of Jacquie Angell in the principal amount of $2,000,000; and (iii) the return to treasury 666,700 held by the Angell Family Trust. Pursuant to the terms of the Purchase Agreement, the Series A Shares will be returned to treasury and reissued to the incoming Chief Executive Officer and Directors. Also, pursuant to the Purchase Agreement, Marc and Jacquie Angell will retain all rights, title and interest to the trademarks, copyrights and other intellectual property pertaining to the Music of Your Life brand, and GetGolf will assign and transfer to TMGI all rights, title and ownership interest in Stand By Golf, and Apache Creek Golf Club when those acquisitions are completed.

For financial reporting purposes, the transaction will be accounted for as a “reverse merger” rather than a business combination, because GetGolf effectively controls the combined companies immediately following the transaction. As such, GetGolf is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a reverse acquisition of TMGI. Accordingly, the assets and liabilities and the historical operations of TMGI will be reflected in the ongoing financial statements. TMGI’s capital accounts and retained earnings will be carried forward, thus, the capital accounts and retained earnings of GetGolf have been eliminated in the consolidated financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2025, the Company had negative working capital of $6,554,438 and an accumulated deficit of $20,382,265. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 – MUSIC INVENTORY

Music inventory consisted of the following:

	November 30, 2025	May 31, 2025
Digital music acquired for use in operations – at cost	$–	$22,268
Accumulated depreciation	–	(21,815)
Music inventory – net	$–	$453

The Company purchases digital music to broadcast over the radio and internet. During the six months ended November 30, 2025, the Company purchased $-0- worth of music inventory. For the six months ended November 30, 2025 and 2024, depreciation of music inventory was $39 and $186, respectively. As part of the GetGolf purchase agreement, all music and trademark assets pertaining to Music of Your Life were transferred to Marc Angell and have been eliminated from the balance sheet as of November 30, 2025.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	November 30, 2025	May 31, 2025
Due to Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated March 1, 2017 – monthly compensation of $10,000 to May 31, 2022, increased to $20,000 after May 31, 2022, balance of $848,817 forgiven as of February 28, 2025	$–	$–
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021), balance of $305,200 forgiven as of February 28, 2025	–	–
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	–	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	–	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	–	48,000
Due to two other service providers	–	27,850

Total	$–	$351,700

The accrued consulting fees balance changed as follows:

	Six Months Ended November 30, 2025	Year Ended May 31, 2025
Balance, beginning of period	$351,700	$1,385,917
Compensation expense accrued pursuant to consulting agreements	–	120,000
Accrued consulting fees written off	(220,400)	(1,154,017)
Accrued consulting converted into promissory note	(131,300)	–
Payments to consultants	–	(200)

Balance, end of period	$–	$351,700

See Note 8 (Commitments and Contingencies).

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2025	May 31, 2025
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$54,079
Note payable to an individual, due on May 22, 2015, extinguished on June 1, 2025 (B)	–	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, extinguished on June 1, 2025 (D)	–	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, extinguished on June 1, 2025 (E)	–	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, extinguished on June 1, 2025 (G)	–	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, extinguished on June 1, 2025 (H)	–	50,000
Note payable to an individual, due on December 20, 2015, 24% default rate from January 20, 2016, extinguished on June 1, 2025 (I)	–	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, extinguished on June 1, 2025 (M)	–	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, extinguished on June 1, 2025 (P)	–	25,000
Convertible note payable to an individual, interest at 10%, extinguished on June 1, 2025 (V)	–	46,890
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (W)	–	29,000
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (X)	–	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	8,100	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,506	8,506
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, extinguished on June 1, 2025 (SS)	–	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,369	152,369
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, extinguished on June 1, 2025 (YY)	–	424
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, extinguished on June 1, 2025 (ZZ)	–	174,128
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default (C)	–	6,339
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	76,375	76,375
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, in default, net of discount of $-0- and $1,052, respectively (K)	3,500	3,500
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, in default, net of discount of $-0- and $19,338, respectively (L)	30,555	30,555
Convertible note payable to an entity, interest at 6%, due on August 22, 2026, net of discount of $87,123 (N)	32,877	–
Convertible note payable to an entity, interest at 12%, due on March 24, 2023, in default (R)	46,579	–
Convertible note payable to an entity, interest at 12%, due on December 19, 2023, in default (S)	31,600	–
Convertible note payable to an entity, interest at 12%, due on April 8, 2025, in default (T)	65,058	–
Convertible note payable to an entity, interest at 12%, due on July 31, 2025, in default (U)	17,820	–
Convertible note payable to an entity, interest at 6%, due on October 6, 2026, net of discount of $77,425 (Z)	12,557	–
Convertible note payable to an entity, interest at 12%, due on October 10, 2026, net of discount of $77,425 (A)	12,575	–
Convertible note payable to an entity, interest at 10%, due on October 15, 2026, net of discount of $120,171 (J)	17,328	–
Convertible note payable to an entity, interest at 10%, due on October 15, 2026, net of discount of $120,171 (AA)	17,328	–
Convertible note payable to an entity, interest at 10%, due on October 23, 2026, net of discount of $134,384 (BB)	15,616	–
Convertible note payable to an entity, interest at 6%, due on October 27, 2026, net of discount of $117,890 (CC)	12,110	–
Convertible note payable to an entity, interest at 12%, due on November 25, 2026, net of discount of $118,356 (EE)	1,645	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgiven by SBA and reclassified as equity	–	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgiven by SBA and reclassified as equity	–	100,000
Notes payable to individuals, non-interest bearing, written off on June 1, 2025	–	103,476
Total Notes Payable	618,998	1,409,646
Less: Current Portion	(618,998)	(1,409,646)
Long-Term Notes Payable	$–	$–

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

(Z) On October 6, 2025, the Company issued a $83,333 Convertible Promissory Note to a lender for net loan proceeds of $70,000. The note bears interest at a rate of 6% per annum, is due on October 6, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date.

(A) On October 10, 2025, the Company issued a $90,000 Convertible Promissory Note to a lender for net loan proceeds of $77,000. The note bears interest at a rate of 12% per annum, is due on October 10, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest trading price in the 15 Trading Day period prior to the Conversion Date.

(J) On October 15, 2025, the Company issued a $137,500 Convertible Promissory Note to a lender for net loan proceeds of $125,000. The note bears interest at a rate of 10% per annum, is due on October 15, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 75% of the lowest trading price in the 15 Trading Day period prior to the Conversion Date.

(AA) On October 15, 2025, the Company issued a $137,500 Convertible Promissory Note to a lender for net loan proceeds of $113,500. The note bears interest at a rate of 10% per annum, is due on October 15, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 75% of the lowest trading price in the 15 Trading Day period prior to the Conversion Date.

(BB) On October 23, 2025, the Company issued a $150,000 Convertible Promissory Note to a lender for net loan proceeds of $129,000. The note bears interest at a rate of 10% per annum, is due on October 23, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 65% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date.

(CC) On October 27, 2025, the Company issued a $130,000 Convertible Promissory Note to a lender for net loan proceeds of $112,000. The note bears interest at a rate of 6% per annum, is due on October 27, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest trading price in the 20 Trading Day period prior to the Conversion Date.

(EE) On November 25, 2025, the Company issued a $120,000 Convertible Promissory Note to a lender for net loan proceeds of $100,000. The note bears interest at a rate of 12% per annum, is due on November 25, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 65% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date.

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	August 31, 2025	May 31, 2025

Lender A	$–	$329,317
Lender B	209,874	209,874
Lender C	240,932	–
Lender D	250,000	–
12 other lenders	764,489	870,455

Total	1,465,295	1,409,646

Less debt discounts	(846,297)	–

Net	$618,998	$1,409,646

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2025	May 31, 2025

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$–	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	–	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	–	15,492
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,445,000	2,000,000
Note payable to the mother of the Chief Executive Officer, interest at 12%, due on demand, unsecured (converted from accrued consulting fees, See Note 3)	131,300	2,000,000
Note payable to the owner-member of GetGolf LLC, interest at 5%, due on June 9, 2026	20,000	2,000,000
Total Notes Payable	2,596,300	2,086,815
Less: Current Portion	(2,596,300)	(2,086,815)
Long-Term Notes Payable	$–	$–

NOTE 6 – DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	November 30, 2025		May 31, 2025
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$–	$–	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	–	–	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	–	–	21,500	32,250
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	85,542	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	20,788	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	–	–	154,764	149,350
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,369	16,445	152,369	159,306
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	19,734	14,000	7,538
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	–	–	12,649	6,339
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	16,432	76,375	109,980
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	6,883	3,500	5,880
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	30,555	60,091	30,555	30,555
Convertible note payable issued August 22, 2025, due on August 22, 2026 (N)	120,000	318,092	–	–
Convertible note payable issued October 6, 2025, due on October 6, 2026 (Z)	83,333	185,185	–	–
Convertible note payable issued October 10, 2025, due on October 10, 2026 (A)	90,000	238,569	–	–
Convertible note payable issued October 15, 2025, due on October 15, 2026 (J)	137,500	291,584	–	–
Convertible note payable issued October 15, 2025, due on October 15, 2026 (AA)	137,500	291,584	–	–
Convertible note payable issued October 23, 2025, due on October 23, 2026 (BB)	150,000	307,692	–	–
Convertible note payable issued October 27, 2025, due on October 27, 2026 (CC)	130,000	344,599	–	–
Convertible note payable issued November 25, 2025, due on November 25, 2026 (EE)	120,000	246,154	–	–

Totals	$1,288,638	$2,449,374	$599,738	$625,824

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

Assumptions used for the calculations of the derivative liability of the notes at November 30, 2025 include (1) stock price of $0.08 per share, (2) exercise prices ranging from $0.00004 to $0.039 per share, (3) terms are 0 to 360 days, (4) expected volatility of 2,748% and (5) risk free interest rate at 4.05%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2025 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.00004 to $0.005 per share, (3) terms are 0 days, (4) expected volatility of 3,176% and (5) risk free interest rates at 4.33%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	November 30, 2025	May 31, 2025

Lender A	$–	$149,350
Lender B	23,316	109,980
Lender C	60,091	36,894
Lender D	142,509	210,350
Lender E	662,690	–
10 other lenders	1,560,768	119,250

Total	$2,449,374	$625,824

NOTE 7 – EQUITY TRANSACTIONS

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

During the year ended May 31, 2025, the Company issued an aggregate of 213,030 shares (as adjusted for the June 5, 2025 reverse stock split) of common stock pursuant to the Standby Equity Agreement for net proceeds of $8,598.

During the year ended May 31, 2025, the Company issued an aggregate of 673,937 shares (as adjusted for the June 5, 2025 reverse stock split) of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $66,068.

During the six months ended November 30, 2025, the Company issued a net 939,056 shares (1,034,989 issued less 95,933 cancelled) of common stock pursuant to the Standby Equity Agreement.

During the six months ended November 30, 2025, the Company issued an aggregate of 1,382,719 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $14,227.

During the six months ended November 30, 2025, the Company issued 1,000,000 shares of common stock as part of the purchase agreement with GetGolf LLC.

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

NOTE 10 – SUBSEQUENT EVENTS

On August 6, 2025, the Company entered into an asset purchase agreement to acquire Apache Creek Golf Club located in Apache Junction, Arizona for an anticipated purchase price of $2,500,000. Although the option agreement was executed during the reporting period, the transfer of consideration did not occur as of the November 30, 2025 balance sheet date. As a result, no purchase price was recognized, and no acquisition-related assets or liabilities have been recorded. The Company expects the consideration to be transferred and the acquisition to be accounted for as a business combination upon the closing of the transaction.

On September 3, 2025, the Company entered into an asset purchase agreement to acquire Stand by Golf of the Southwest, LLC, an Arizona limited liability for an anticipated purchase price of $5,000,000. Although the option agreement was executed during the reporting period, the transfer of consideration did not occur as of the November 30, 2025 balance sheet date. As a result, no purchase price was recognized, and no acquisition-related assets or liabilities have been recorded. The Company expects the consideration to be transferred and the acquisition to be accounted for as a business combination upon the closing of the transaction.

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

BUSINESS OVERVIEW

With the acquisition of GETGOLF, LLC in October 2025, The Marquie Group, Inc. shifted its primary focus to the golf industry. GetGolf is led by industry veteran Jeff Foster. Mr. Foster’s professional background includes founding Arizona Fairways Magazine and Arizona Golf and Travel, as well as decades of experience in the golf industry, including golf course operations, golf-related media and marketing systems.

As part of the acquisition of GetGolf, the Company acquired a vertically integrated portfolio of golf-related assets consisting of (i) proprietary golf technology and reservation systems and (ii) owned and operated destination golf course properties. These assets are collectively designed to create a scalable golf operation, booking, and customer-engagement ecosystem.

While these golf-related assets were not part of our operations during the quarter ended November 30, 2025, we expect that, under the leadership of our new Board and management team, we will explore ways to expand our current golf assets while exploring new opportunities in the expanding industry, including:

Stand By Golf

Stand By Golf™ is a proprietary, cloud-based golf reservation, yield-management, and operations platform designed to optimize golf course utilization, monetize unused tee times, and enhance golfer engagement. The system functions as both a consumer-facing marketplace and an enterprise-level golf course management tool.

Key components and functionality include:

•	Dynamic Tee-Time Reservation Engine. Allows real-time booking of tee times across participating courses, including yield-optimized pricing based on demand, weather, off-peak windows, and last-minute inventory;
•	Revenue Optimization & Standby Pricing Model. The platform enables “stand-by” or distressed inventory monetization, allowing golf courses to convert unused tee times into revenue through algorithmic discounting without eroding premium brand pricing.
•	Course Operations & Capacity Management. Integrated tools for course operators to manage availability, pace-of-play intervals, staffing needs, and daily revenue forecasting.
•	Golfer Account & Loyalty Ecosystem. Includes customer profiles, repeat-play rewards, membership integration, promotional offers, and data-driven marketing tools.
•	Enterprise Integration Capabilities. Designed to integrate with point-of-sale systems, access control, payment processing, customer relationship management (CRM), and future tokenized loyalty or rewards platforms.
•	Scalable Licensing & White-Label Potential. The Stand By Golf platform is structured for:
o	Software-as-a-Service (SaaS) licensing to third-party golf operators,
o	White-label implementations for resort chains,
o	Enterprise B2B partnerships with golf management companies.

This technology asset represents a high-margin, scalable digital infrastructure layer capable of generating recurring subscription revenue, transaction fees, advertising revenue, and data-driven marketing monetization independent of physical course ownership.

Apache Creek Golf Club

Apache Creek Golf Club is an 18-hole, par-71 public championship course located in Apache Junction, Arizona. Opened in 1994, the course offers a traditional desert-style design that blends turf fairways with natural desert landscapes framed by striking mountain backdrops. The layout emphasizes accuracy over distance, with transitional desert areas penalizing errant tee shots and smaller greens demanding precision on approach. With yardages ranging from approximately 5,300 to 6,363 yards depending on tees, the course appeals to a wide range of players, from casual golfers to more experienced enthusiasts seeking an affordable but challenging round.

The facility provides a full suite of amenities, including a large driving range with shaded hitting areas, multiple putting greens, a short-game area with bunker practice, and a full-service pro shop offering equipment, apparel, and rentals. The on-site Bar & Grill and covered patio support food-and-beverage revenue while enhancing the golfer and event experience. Apache Creek also hosts men’s and women’s clubs, leagues, and regular tournaments, fostering a strong sense of community and anchoring repeat play throughout the year. Tee times are available online, and the property’s value-driven pricing strategy positions it competitively within the greater Phoenix/Apache Junction golf market.

From an ownership perspective, Apache Creek represents a diversified, revenue-producing golf operation with income streams from green fees, memberships, practice facilities, retail sales, food and beverage, and tournaments. Its existing online booking structure makes it well-suited for integration with reservation and yield-management technology platforms such as Stand By Golf™, potentially enhancing tee-time monetization, dynamic pricing, and data-driven course management. The course’s accessible design, established customer base, and full-service amenities strengthen its role as both a standalone operating asset and a strategic testing ground for technology-enabled golf operations.

Overall, Apache Creek Golf Club offers a compelling blend of stable, community-driven golf operations and scalable technology-integration potential. Its established presence, consistent local demand, and operational flexibility make it a valuable component within a vertically integrated golf technology and golf-course ownership portfolio.

Apache Creek further expands the Company’s geographic footprint, golfer user base, and operational dataset, enabling:

•	Cross-market demand comparisons,
•	Regional pricing analytics,
•	Multi-property marketing strategies using the Stand By Golf ecosystem.

Strategic Integration of Technology and Physical Golf Assets

Collectively, the Stand By Golf platform and Apache Creek Golf Club create a vertically integrated golf technology and operations model, enabling the Company to:

•	Control both software infrastructure and physical course performance,
•	Develop proprietary analytics across owned and third-party golf assets,
•	Monetize golfer data, booking behavior, and loyalty engagement,
•	Expand through:
o	Additional course acquisitions,
o	Licensing of the Stand By Golf platform to third-party operators,
o	Franchised or managed course relationships,
o	Future tokenized or digital loyalty systems.

There can be no assurance that any particular initiative will be successful or will generate material revenue, and we may choose to prioritize or defer such efforts depending on capital availability, market conditions and other factors described in this report.

Business Strategy

Across our segments, our strategy is to:

•	Grow our customer reach and engagement through advertising and social media outreach;
•	monetize our existing customer base via advertising, events, subscriptions, sponsorships, and direct-to-consumer product sales;
•	leverage our branded intellectual property (e.g., Whim®, Stand By Golf) to build durable franchises that can be extended into new channels and product categories;
•	deploy a vertically integrated operating model that combines proprietary technology, consumer brands, and directly operated revenue-producing assets to capture value across the entire customer lifecycle, from digital engagement through in-person experiences;
•	operate with a lean cost structure while using third-party vendors and partners to provide technology, distribution, and specialized services; and
•	access growth capital through equity lines, private placements and other financing mechanisms until our operations are able to support themselves from recurring revenues.

Our near-term priorities include:

Integrating the golf-related assets received in the GetGolf Transaction into a coherent strategic plan, including:

•	full operational deployment and refinement of the Stand By Golf™ reservation, yield-management, and course operations platform,
•	revenue and operational optimization of and Apache Creek Golf Club as cash-flow-producing golf course properties, and,
•	expansion of Stand By Golf™ through third-party course licensing, enterprise partnerships, and white-label deployments.
•	Strengthening our internal controls, governance and reporting infrastructure under the leadership of our new Board and management team.

Competitive Conditions

Health & Beauty (Simply Whim) Competitive Conditions

Our participation in the health and beauty sector, through our 25% ownership in Simply Whim, Inc., places us in a highly fragmented and intensely competitive market with rapid product innovation cycles. Competitors include:

•	major multinational beauty and wellness companies;
•	specialist skincare and supplement brands;
•	large retailers with private-label products;
•	online influencer-driven brands; and
•	established e-commerce health and beauty platforms.

The barriers to entry in the direct-to-consumer (“DTC”) beauty and supplement markets are relatively low, which has allowed hundreds of smaller niche competitors to emerge. Many competitors possess:

•	significantly larger marketing budgets,
•	greater manufacturing and distribution capacity,
•	established retail shelf presence,
•	stronger supply chain systems, and
•	more developed influencer and social-media networks.

Simply Whim competes by focusing on clean, paraben-free, cruelty-free, gluten-free, vegan-friendly products with targeted demographic resonance. However, the Company faces risks that:

•	rapid competitor innovation may outpace product development timelines;
•	advertising costs on platforms like Meta, Google, and TikTok may increase;
•	negative trends in consumer discretionary spending may reduce demand; and
•	regulatory scrutiny on supplements and cosmetic labeling may tighten.

We believe that cross-promotion with our media partners can provide strategic synergy, but competition in the beauty and wellness sector remains intense.

Golf & Lifestyle Brand Competitive Conditions

As part of the Purchase Agreement, the Company acquired the rights to the Stand By Golf™ platform, and Apache Creek Golf Club brands, together with their associated intellectual property, operating rights, software systems, data, customer relationships, and marketing assets. Through these acquisitions, the Company now participates in both the golf technology platform market and the physical golf course operations and lifestyle branding markets.

The golf industry, particularly tee-time booking platforms, yield-management software, golf course operations systems, golf travel tools, player engagement applications, and golf lifestyle marketing—is highly competitive and rapidly evolving. This competitive landscape includes:

•	large-scale golf booking platforms;
•	course management systems;
•	golf lifestyle content providers;
•	regional and local golf course operators with their own promotional channels;
•	emerging technology companies offering real-time tee-time scheduling; and
•	companies pursuing AI-driven analysis of player behavior and course utilization.

Unlike pure-play software competitors, the Company’s strategy integrates both proprietary technology through the Stand By Golf™ platform and direct revenue-producing physical golf assets through Apache Creek Golf Club. While this vertically integrated model offers strategic advantages in data collection, pricing optimization, and customer engagement, it also exposes the Company to competition in both the software and physical operations segments of the golf industry.

Our success in this segment will depend on, among other factors:

•	the continued development, reliability, scalability, and market adoption of the Stand By Golf™ platform;
•	our ability to efficiently operate, market, and optimize revenues at Apache Creek Golf Club;
•	successful integration of golf technology with our broader media, lifestyle, and branded content platforms;
•	access to sufficient capital to support software development, course operations, marketing, and geographic expansion; and
•	the ability of our management team to execute within a competitive, technology-driven and experience-based consumer services industry.

Given that the Company is in the early stages of deploying and scaling its golf technology and integrated golf operations strategy, and given our limited financial resources relative to many competitors, there is a meaningful risk that better-capitalized competitors may move more quickly, secure larger customer bases, deploy more advanced technology, or establish stronger brand recognition before we are able to fully commercialize, scale, or defensively position our golf-related assets. Such competitive pressures could materially and adversely affect our operating results, growth prospects, and financial condition.

Market Demand - Demographics

Across our consumer product segments, demographic trends influence demand:

•	Health and beauty products targeting “healthy aging” remain a multi-billion-dollar global category with strong growth trends.
•	The golf industry continues to experience elevated participation following the post-COVID boom, with rising recreational play and increased demand for golf travel.

At the same time, competition continues to rise in all categories in which we operate:

•	Direct-to-consumer wellness brands launch almost daily.
•	Golf technology platforms are expanding quickly.

While demographic trends support long-term demand, our ability to capture market share will depend upon capital availability, brand execution, and digital engagement capabilities.

Intellectual Property

Intellectual property is central to our strategy and perceived enterprise value. Through our subsidiaries and contractual arrangements, we license or own various trademarks and related assets that support our media and consumer products businesses.

The Company owns or controls the following assets:

•	Simply Whim, Inc. trademarks such as Whim®, Simply Whim™, Age is Not a Skin Type®, and related marks;

Following the GetGolf Transaction, and the Company’s cessation of its media operations for the Music of Your Life® brand and associated intellectual property, the Company will concentrate its focus on the Simply Whim™ products, and its golf-related assets and intellectual property and brand rights assigned by GetGolf, including:

•	Stand By Golf – intellectual property, trademarks, trade names, branding materials
•	Apache Creek Golf Club – branding, domain names, promotional rights

Third-Party IP

The Company historically operated Music of Your Life® under license arrangements. Pursuant to the Purchase Agreement Marc and Jacquie Angell will retain 100% ownership of all Music of Your Life® trademarks, copyrights, brand rights, and intellectual property.

The Company also uses copyrighted audio content, music libraries, and digital assets in the Broadcast segment. Compliance with music licensing organizations (e.g., BMI, ASCAP, SESAC, SoundExchange) is a significant ongoing operational requirement.

Because IP rights associated with Music of Your Life® now lie outside the Company, continuity of broadcast operations would depend on maintaining cooperative licensing arrangements with the Angell family and would be the result of future negotiations.

In addition, any future use of golf-related IP will require investment in branding, development, and commercialization.

We believe that our ability to protect and leverage our intellectual property, through registrations, contractual license rights, and enforcement against infringement where appropriate, is an important element of our competitive position.

Government Regulation and Industry Standards

Health & Beauty Regulatory Environment

Simply Whim operates within a regulatory landscape that includes:

•	the Federal Food, Drug, and Cosmetic Act (FD&C Act);
•	FDA guidelines for cosmetics and nutritional supplements;
•	FTC advertising rules regarding claims;
•	labeling requirements under federal and state law;
•	increasing scrutiny of consumer wellness products.

Changes in regulatory interpretation or enforcement may increase compliance costs or require product reformulation or relabeling.

Golf Industry Regulation

The Company’s golf-related assets include (i) Stand By Golf™, a proprietary, cloud-based golf reservation, yield-management, and course-operations platform designed to optimize utilization and enhance golfer engagement, and (ii) Apache Creek Golf Club, both of which are full-service, revenue-producing golf course properties that the Company owns and operates. Each of these assets implicates different regulatory frameworks depending on the nature of their operations and commercial deployment.

Golf, Lifestyle, and Digital Platform Regulation

While the Stand By Golf™ platform is not presently commercialized in a manner that subjects it to specialized industry licensing or regulation, future commercialization—particularly if expanded into digital transactions, real-time booking, consumer data analytics, or multi-state commerce—may implicate various regulatory regimes, including:

•	data privacy laws,
•	consumer protection rules,
•	e-commerce regulations,
•	potential licensing requirements for travel-related sales,
•	cyber-security standards,
•	accessibility rules under the Americans with Disabilities Act (ADA) for web content.

Further, as the online marketplace continues to expand, state and federal authorities may implement new rules affecting:

•	online advertising,
•	cross-border digital commerce,
•	AI-driven personalization,
•	cookies and tracking technologies.

Regulatory changes could reduce the effectiveness of digital marketing campaigns or create added compliance obligations.

Regulation of Golf Course Operations

As physical golf course operations Apache Creek are subject to a separate set of regulatory and industry standards, which may include:

•	local business licensing, zoning, and land-use regulations affecting course operations, hours, construction, expansion, and on-site facilities;
•	environmental regulations, including water usage, irrigation practices, chemical handling, pesticide application, wetland protection, and turf-management compliance;
•	health and safety requirements, including OSHA workplace standards for groundskeepers, maintenance personnel, pro shop staff, and food and beverage workers;
•	food and beverage licensing, including health codes, alcohol service permits, and food-handling certifications;
•	ADA accessibility requirements for physical facilities, including golf carts, pathways, bathrooms, and clubhouse areas;
•	event-related permits, such as tournament hosting, outdoor gatherings, and special-use approvals; and
•	employment and labor regulations, including wage and hour laws, seasonal staffing rules, and state-level employment standards.

Future expansion of on-site amenities, tournaments, food service offerings, or special events may increase regulatory touchpoints and compliance responsibilities.

Golf Industry Regulatory Outlook

Because both digital and physical golf operations are subject to evolving local, state, and federal regulatory environments, the Company may face increased compliance obligations as these businesses scale. New rules related to consumer privacy, dynamic pricing, online marketing, environmental management, and workplace safety could materially impact operations, impose additional costs, or require technology or operational adjustments.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended November 30, 2025 and 2024.

Revenues. The Company generated net revenues of $15,200 and $-0- during the three months ended November 30, 2025 and 2024, respectively. The Company generated net revenues of $27,120 and $-0- for during the six months ended November 30, 2025 and 2024, respectively. Revenues were generated from advertising spot sales on our syndicated radio network. In the future, the majority of revenues will be generated from golf green fees, cart rentals, food & beverage sales and pro shop sales. These will be included in future operations when the consideration is given per the acquisition agreements, and the acquisitions have been finalized.

Cost of Sales. Our cost of sales for Broadcasting and Digital Media was $-0- for the three and six months ended November 30, 2025 and 2024. Our cost of sales in the future will consist primarily of the costs of merchandise and food & beverage sold at the golf course pro shops.

Salaries and Consulting Expenses. Salaries and consulting expenses were $120,572 and $60,000 for the three months ended November 30, 2025 and 2024, respectively. Salaries and consulting expenses were $143,386 and $120,000 for the six months ended November 30, 2025 and 2024, respectively. We expect that salaries and consulting expenses will increase with the acquisitions of the golf courses and the golf related registration system.

Professional Fees. Professional fees were $109,887 and $4,500 for the three months ended November 30, 2025 and 2024, respectively. Professional fees were $189,107 and $4,500 for the six months ended November 30, 2025 and 2024, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. These fees also increased due to the fees incurred with the acquisition of GetGolf. We anticipate that professional fees will increase in future periods as we acquire golf courses and the golf registration system as well as scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $149,451 and $214 for the three months ended November 30, 2025 and 2024, respectively. Other selling, general and administrative expenses were $141,055 and $854 for the six months ended November 30, 2025 and 2024, respectively. The largest expense items in this category are investor relations and commissions as the company continues to raise capital. Other general expenses were for rent, insurance and office expenses. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $4,123,900 and $234,964 for the six months ended November 30, 2025 and 2024, respectively. During the six months ended November 30, 2025, the company recorded a gain on the extinguishment of debt in the amount of $1,760,461, expense on the change in the fair value of the derivative liability in the amount of $1,120,317, loss on the markdown of investment in the amount of $3,700,000 and interest expenses related to notes payable in the amount of $1,064,044, which included the amortization of debt discounts of $122,037. The expense on the change in the fair value of derivative liability and the increase in interest expenses is the result of the issuance of convertible promissory notes which bear interest from 6% to 12%.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2025, our primary source of liquidity consisted of $81,317 in cash and cash equivalents. We hold our cash reserves in a major United States bank. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at November 30, 2025 of $6,554,438 and $20,382,265, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended November 30, 2025 of $4,570,328. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities

The Company has not paid the principal and interest due on 11 notes payable aggregating $481,362 at November 30, 2025. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Marquie Group, Inc.

Date: January 20, 2026	By:	/s/ Jeff Foster
Jeff Foster
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

