Form 10-Q
period 2026-02-28
Transglobal Management Group, Inc.
filed 2026-04-13
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

Transglobal Management Group, Inc.
Exact name of registrant as specified in its Charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

7901 4th ST N, Suite 4887 St. Petersburg, FL 33702	33702
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (602) 989-4653

The Marquie Group, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 1, 2026 there were 11,589,180 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Consolidated Balance Sheets

	February 28,	May 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$349,224	$1,071
Accounts receivable	38,160	11,040
Prepaid investment	405,000	–

Total Current Assets	792,384	12,111

OTHER ASSETS

Investment in Acquisition	2,500,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $-0- and $21,815, respectively	–	453
Trademark costs	–	11,165

Total Other Assets	2,535,237	6,246,855

TOTAL ASSETS	$3,327,621	$6,258,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$341,053	$106,217
Accrued interest payable on notes payable	1,167,577	1,182,097
Accrued consulting fees	21,887	351,700
Notes payable	1,326,185	1,409,646
Notes payable to related parties	2,546,300	2,086,815
Derivative liability	3,366,728	625,824

Total Current Liabilities	8,769,730	5,762,299

TOTAL LIABILITIES	8,769,730	5,762,299

STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 20,000,000,000 shares authorized, 11,589,180 and 4,212,498 shares issued and outstanding, respectively	1,158	421
Additional paid-in-capital	16,626,904	16,308,184
Accumulated deficit	(22,070,171)	(15,811,938)

Total Stockholders' Equity	(5,442,109)	496,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,327,621	$6,258,966

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025

Revenues	$448,311	$–	$475,431	$–
Cost of Revenues	329,433	–	329,433	–

Gross profit	118,878	–	145,998	–

OPERATING EXPENSES

Salaries and Consulting fees	213,340	–	356,726	120,000
Professional fees	142,645	22,036	331,752	26,536
Other selling, general and administrative	85,225	1,178	226,280	2,032

Total Operating Expenses	441,210	23,214	914,758	148,568

LOSS FROM OPERATIONS	(322,332)	(23,214)	(768,760)	(148,568)

OTHER INCOME (EXPENSES)

Gain on extinguishment of debt	–	–	1,760,461	–
Income (expense) from derivative liability	(534,303)	3,816	(1,654,620)	(30,061)
Loss of markdown of investment	–	–	(3,700,000)	–
Interest expense (including amortization of debt discounts of $424,064, $4,019, $546,101, and $31,709, respectively)	(831,271)	(89,295)	(1,895,315)	(290,382)

Total Other Income (Expenses)	(1,365,574)	(85,479)	(5,489,474)	(320,443)

LOSS BEFORE INCOME TAXES	(1,687,906)	(108,693)	(6,258,234)	(469,011)

INCOME TAX EXPENSE	–	–	–	–

NET LOSS	$(1,687,906)	$(108,693)	$(6,258,234)	$(469,011)

BASIC AND DILUTED:
Net loss per common share	$(0.56)	$(0.03)	$(0.97)	$(0.14)

Weighted average shares outstanding	3,001,616	3,349,418	6,460,356	3,332,735

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Nine Months Ended February 28, 2026
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2025	200	$–	4,212,498	$421	$16,308,184	$(15,811,937)	$496,667

Common stock cancelled for Standby Equity Agreement	–	–	(95,933)	(10)	10	–	–

Forgiveness of SBA PPP loans	–	–	–	–	170,000	–	170,000

Round up of shares for reverse split	–	–	4,936	–	–	–	–

Net loss for the three months ended August 31, 2025	–	–	–	–	–	(2,280,506)	(2,280,506)

Balance, August 31, 2025	200	$–	4,121,501	$411	$16,478,194	$(18,092,443)	$(1,613,838)

Common stock issued for Standby Equity Agreement	–	–	1,034,989	103	10,429	–	10,532

Common stock issued for conversion of debt	–	–	1,382,719	138	14,089	–	14,227

Common stock issued for GetGolf purchase agreement	–	–	1,000,000	100	(140,401)	–	(140,301)

Net loss for the three months ended November 30, 2025	–	–	–	–	–	(2,289,822)	(2,289,822)

Balance, November 30, 2025	200	$–	7,539,209	$753	$16,362,311	$(20,382,265)	$(4,019,201)

Common stock issued for Standby Equity Agreement	–	–	186,512	19	10,429	–	10,448

Common stock issued for conversion of debt	–	–	3,719,414	372	14,089	–	14,461

Common stock issued for cashless exercise of warrants	–	–	144,045	14	(14)	–	–

Adjustment for GetGolf purchase agreement	–	–	–	–	240,089	–	240,089

Net loss for the three months ended February 28, 2026	–	–	–	–	–	(1,687,906)	(1,687,906)

Balance, February 28, 2026	200	$–	11,589,180	$1,158	$16,626,904	$(22,070,171)	$(5,442,109)

Note: The above statements reflect retroactively the 1 share for 1,000 shares reverse split effective June 5, 2025.

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

(Unaudited)

	Nine Months Ended February 28, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	200	$–	3,325,531	$332,555	$14,747,367	$(14,863,486)	$216,436

Net loss for the three months ended August 31, 2024	–	–	–	–	–	(204,944)	(204,944)

Balance, August 31, 2024	200	$–	3,325,531	$332,555	$14,747,367	$(15,068,430)	$11,492

Net loss for the three months ended November 30, 2024	–	–	–	–	–	(155,374)	(155,374)

Balance, November 30, 2024	200	$–	3,325,531	$332,555	$14,747,367	$(15,223,804)	$(143,882)

Common stock issued for Standby Equity Agreement	–	–	124,432	12	4,988	–	5,000

Forgiveness of accrued consulting fees by shareholders	–	–	–	–	1,154,017	–	1,154,017

Net loss for the three months ended February 28, 2025	–	–	–	–	–	(108,693)	(108,693)

Balance, February 28, 2025	200	$–	3,449,964	$345	$16,238,594	$(15,332,497)	$906,442

Note: The above statements reflect retroactively the 1 share for 1,000 shares reverse split effective June 5, 2025.

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	February 28, 2026	February 28, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,258,234)	$(469,011)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	39	242
Change in fair value of derivative liability	1,654,620	30,061
Amortization of debt discounts	546,101	31,709
Default fees added to notes principal balance	571,836	–
Gain on elimination of debt	(1,760,461)	–
Loss on write down of investment	3,700,000	–
Adjustments for GetGolf purchase agreement	35,181	–
Changes in operating assets and liabilities:
Accounts receivable	(27,120)	–
Prepaid investment	(405,000)	–
Accounts payable and accrued liabilities	234,836	26,036
Accrued interest payable on notes payable	427,917	258,673
Accrued consulting fees	21,887	119,800

Net Cash Used by Operating Activities	(1,258,398)	(2,490)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	–	(89)
Proceeds from notes payable	1,943,883	–
Repayments of notes payable and accrued interest	(262,362)	–
Proceeds from stand by equity agreement	25,522	5,000
Repayments of notes payable to related parties	(120,492)	–
Proceeds from notes payable to related parties	20,000	1,500

Net Cash Provided by Financing Activities	1,606,551	6,411

NET INCREASE IN CASH AND CASH EQUIVALENTS	348,153	3,921

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,071	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$349,224	$3,921

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Forgiveness of SBA PPP loans recorded as equity	$170,000	$–
Accrued consulting fees converted into promissory note	$131,300	$–
Conversion of debt and accrued interest into common stock	$100,332	$–
Initial setup of derivative liability	$1,351,384	$–
Forgiveness of accrued consulting fees by shareholders	$–	$1,154,017

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Notes to the Consolidated Financial Statements

February 28, 2026

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

Transglobal Management Group, Inc. (formerly The Marquie Group, Inc.) (the “Company”) was incorporated under the laws of the State of Florida on January 30, 2008, under the name of Zhong Sen International Tea Company. On May 31, 2013, the Company entered into a Merger Agreement with Music of Your Life, Inc. (“MYL”), a Nevada corporation. As a result of the merger, MYL became a wholly owned subsidiary of the Company, and on July 26, 2013, the Company changed its name to Music of Your Life, Inc., a syndicated radio network.

On August 16, 2018, the Company merged with The Marquie Group, Inc. (“TMGI”) in exchange for the issuance of a total of 100 shares of our common stock to TMGI’s stockholders. Following the merger, the Company had 102 shares of common stock issued and outstanding. On December 5, 2018, the Company amended and restated its Articles of Incorporation providing for a change in the Company’s name from “Music of Your Life, Inc.” to “The Marquie Group, Inc.” The TMGI business plan is to license, develop and launch a direct-to-consumer, health and beauty product line called “Whim” that use innovative formulations of plant-based, amino-acids and other natural alternatives to chemical ingredients.

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

For financial reporting purposes, the Purchase Agreement transaction will be accounted for as a “reverse merger” rather than a business combination, because GetGolf effectively controls the combined companies immediately following the transaction. As such, GetGolf is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a reverse acquisition of TMGI. Accordingly, the assets and liabilities and the historical operations of TMGI will be reflected in the ongoing financial statements. TMGI’s capital accounts and retained earnings will be carried forward, thus, the capital accounts and retained earnings of GetGolf have been eliminated in the consolidated financial statements.

On December 16, 2025, The Marquie Group, Inc. amended and restated its Articles of Incorporation providing for a change in the Company’s name from “The Marquie Group, Inc.” to “Transglobal Management Group, Inc.”

Reverse Stock Split

Effective June 5, 2025, the Company effectuated a 1 share for 1,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 4,212,497,884 shares to 4,214,763 shares. The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2026, are not necessarily indicative of results that may be expected for the year ending May 31, 2026.

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2026, the Company had negative working capital of $7,977,346 and an accumulated deficit of $22,070,171. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 – MUSIC INVENTORY

Music inventory consisted of the following:

	February 28, 2026	May 31, 2025
Digital music acquired for use in operations – at cost	$–	$22,268
Accumulated depreciation	–	(21,815)
Music inventory – net	$–	$453

The Company purchases digital music to broadcast over the radio and internet. During the nine months ended February 28, 2026, the Company purchased $-0- worth of music inventory. For the nine months ended February 28, 2026 and 2025, depreciation of music inventory was $39 and $242, respectively. As part of the GetGolf purchase agreement, all music and trademark assets pertaining to Music of Your Life were transferred to Marc Angell and have been eliminated from the balance sheet as of February 28, 2026.

NOTE 3 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	February 28, 2026	May 31, 2025
Due to previous Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated January 30, 2026 – monthly compensation of $15,000 to July 30, 2027	$21,887	$–
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021), balance of $305,200 forgiven as of February 28, 2025	–	–
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	–	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	–	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	–	48,000
Due to two other service providers	–	27,850

Total	$21,887	$351,700

The accrued consulting fees balance changed as follows:

	Nine Months Ended February 28, 2026	Year Ended May 31, 2025
Balance, beginning of period	$351,700	$1,385,917
Compensation expense accrued pursuant to consulting agreements	30,000	120,000
Accrued consulting fees written off	(220,400)	(1,154,017)
Accrued consulting converted into promissory note	(131,300)	–
Payments to consultants	(8,113)	(200)

Balance, end of period	$21,887	$351,700

See Note 8 (Commitments and Contingencies).

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	February 28, 2026	May 31, 2025
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$54,079
Note payable to an individual, due on May 22, 2015, extinguished on June 1, 2025 (B)	–	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, extinguished on June 1, 2025 (D)	–	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, extinguished on June 1, 2025 (E)	–	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, extinguished on June 1, 2025 (G)	–	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, extinguished on June 1, 2025 (H)	–	50,000
Note payable to an individual, due on December 20, 2015, 24% default rate from January 20, 2016, extinguished on June 1, 2025 (I)	–	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, extinguished on June 1, 2025 (M)	–	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, extinguished on June 1, 2025 (P)	–	25,000
Convertible note payable to an individual, interest at 10%, extinguished on June 1, 2025 (V)	–	46,890
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (W)	–	29,000
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (X)	–	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	–	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,506	8,506
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, extinguished on June 1, 2025 (SS)	–	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,335	152,369
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, extinguished on June 1, 2025 (YY)	–	424
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, extinguished on June 1, 2025 (ZZ)	–	174,128
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default (C)	–	6,339
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	76,375	76,375
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, in default, net of discount of $-0- and $1,052, respectively (K)	3,500	3,500
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, in default, net of discount of $-0- and $19,338, respectively (L)	–	30,555

Convertible note payable to an entity, interest at 6%, due on August 22, 2026, net of discount of $87,123 (N)	–	–
Convertible note payable to an entity, interest at 12%, due on March 24, 2023, in default (R)	46,579	–
Convertible note payable to an entity, interest at 12%, due on December 19, 2023, in default (S)	31,600	–
Convertible note payable to an entity, interest at 12%, due on April 8, 2025, in default (T)	65,058	–
Convertible note payable to an entity, interest at 12%, due on July 31, 2025, in default (U)	17,820	–
Convertible note payable to an entity, interest at 6%, due on October 6, 2026, net of discount of $37,671 (Z)	45,662	–
Convertible note payable to an entity, interest at 12%, due on October 10, 2026, net of discount of $42,658 (A)	47,342	–
Convertible note payable to an entity, interest at 10%, due on October 15, 2026, net of discount of $68,938 (J)	68,562	–
Convertible note payable to an entity, interest at 10%, due on October 15, 2026, net of discount of $68,938 (AA)	68,562	–
Convertible note payable to an entity, interest at 10%, due on October 23, 2026, net of discount of $81,781 (BB)	68,219	–
Convertible note payable to an entity, interest at 6%, due on October 27, 2026, net of discount of $73,726 (CC)	56,274	–
Convertible note payable to an entity, interest at 12%, due on November 25, 2026, net of discount of $87,123 (EE)	8,437	–
Convertible note payable to an entity, interest at 12%, due on December 15, 2026, net of discount of $104,000 (FF)	21,000	–
Convertible note payable to an entity, a one-time interest charge of 13%, due on December 15, 2026, net of discount of $114,008 (HH)	9,042	–
Convertible note payable to an entity, interest at 6%, due on February 18, 2027, net of discount of $126,438 (II)	3,562	–
Amount due under a Merchant Cash Advance Agreement (JJ)	471,250	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgiven by SBA and reclassified as equity	–	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgiven by SBA and reclassified as equity	–	100,000
Notes payable to individuals, non-interest bearing, written off on June 1, 2025	–	103,476
Total Notes Payable	1,326,185	1,409,646
Less: Current Portion	(1,326,185)	(1,409,646)
Long-Term Notes Payable	$–	$–

_____________________

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

(FF) On December 15, 2025, the Company issued a $130,000 Convertible Promissory Note to a lender for net loan proceeds of $110,000. The note bears interest at a rate of 12% per annum, is due on December 15, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 65% of the lowest trading price in the 15 Trading Day period prior to the Conversion Date.

(HH) On February 5, 2026, the Company issued a $123,050 Convertible Promissory Note to a lender for net loan proceeds of $92,000. The note has a one-time interest charge of 13%, is due on December 15, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 65% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date.

(II) On February 18, 2026, the Company issued a $130,000 Convertible Promissory Note to a lender for net loan proceeds of $112,000. The note bears interest at a rate of 6% per annum, is due on February 18, 2027, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest trading price in the 20 Trading Day period prior to the Conversion Date.

(JJ) On January 12, 2026, the Company entered into a Merchant Cash Advance Agreement (“MCAA”). The total amount to be paid under the MCAA is $580,000 and the net loan proceeds received were $380,000. The MCAA is non-interest bearing and calls for an initial estimated weekly payment of $18,125.

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	February 28, 2026	May 31, 2025

Lender A	$–	$329,317
Lender B	209,841	209,874
Lender C	240,932	–
Lender D	260,000	–
12 other lenders	1,076,247	870,455

Total	1,787,020	1,409,646

Less debt discounts	(460,835)	–

Net	$1,326,185	$1,409,646

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	February 28, 2026	May 31, 2025

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$–	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	–	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	–	15,492
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,395,000	2,000,000
Note payable to the mother of the Chief Executive Officer, interest at 12%, due on demand, unsecured (converted from accrued consulting fees, See Note 3)	131,300	2,000,000
Note payable to the owner-member of GetGolf LLC, interest at 5%, due on June 9, 2026	20,000	2,000,000
Total Notes Payable	2,546,300	2,086,815
Less: Current Portion	(2,546,300)	(2,086,815)
Long-Term Notes Payable	$–	$–

NOTE 6 – DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	February 28, 2026		May 31, 2025
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$–	$–	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	–	–	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	–	–	21,500	32,250
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	93,061	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	22,616	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	–	–	154,764	149,350
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,336	32,113	152,369	159,306
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	26,970	14,000	7,538
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	–	–	12,649	6,339
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	32,090	76,375	109,980
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	9,302	3,500	5,880
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	–	–	30,555	30,555
Convertible note payable issued August 22, 2025, due on August 22, 2026 (N)	–	–	–	–
Convertible note payable issued October 6, 2025, due on October 6, 2026 (Z)	83,333	236,749	–	–
Convertible note payable issued October 10, 2025, due on October 10, 2026 (A)	90,000	255,689	–	–
Convertible note payable issued October 15, 2025, due on October 15, 2026 (J)	137,500	312,508	–	–
Convertible note payable issued October 15, 2025, due on October 15, 2026 (AA)	137,500	312,508	–	–
Convertible note payable issued October 23, 2025, due on October 23, 2026 (BB)	150,000	393,367	–	–
Convertible note payable issued October 27, 2025, due on October 27, 2026 (CC)	130,000	369,328	–	–
Convertible note payable issued November 25, 2025, due on November 25, 2026 (EE)	95,560	250,601	–	–
Convertible note payable issued December 15, 2025, due on December 15, 2026 (FF)	125,000	327,806	–	–
Convertible note payable issued February 5, 2026, due on December 15, 2026 (HH)	123,050	322,692	–	–
Convertible note payable issued February 18, 2026, due on February 18, 2027 (II)	130,000	369,328	–	–
Totals	$1,491,660	$3,366,728	$599,738	$625,824

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

Assumptions used for the calculations of the derivative liability of the notes at February 28, 2026 include (1) stock price of $0.0854 per share, (2) exercise prices ranging from $0.00004 to $0.03758 per share, (3) terms are 0 to 355 days, (4) expected volatility of 2,750% and (5) risk free interest rates ranging from 3.48% to 3.74%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2025 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.00004 to $0.005 per share, (3) terms are 0 days, (4) expected volatility of 3,176% and (5) risk free interest rates at 4.33%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	February 28, 2026	May 31, 2025

Lender A	$–	$149,350
Lender B	33,023	109,980
Lender C	–	36,894
Lender D	174,759	210,350
Lender E	738,656	–
8 other lenders	2,420,290	119,250

Total	$3,366,728	$625,824

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

During the nine months ended February 28, 2026, the Company issued a net 1,125,568 shares (1,221,501 issued less 95,933 cancelled) of common stock pursuant to the Standby Equity Agreement.

During the nine months ended February 28, 2026, the Company issued an aggregate of 5,102,133 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $100,332.

During the nine months ended February 28, 2026, the Company issued 1,000,000 shares of common stock as part of the purchase agreement with GetGolf LLC.

During the nine months ended February 28, 2026, the Company issued an aggregate of 144,045 shares of common stock for the cashless exercise of warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements with Individuals

The Company has entered into a Consulting Agreement with the Company’s previous Chief Executive Officer. The Consulting Agreement provides for monthly compensation of $15,000 through July 30, 2027. (See Note 3 - Accrued Consulting Fees).

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

NOTE 10 – SUBSEQUENT EVENTS

On August 6, 2025, the Company entered into an asset purchase agreement to acquire Apache Creek Golf Club located in Apache Junction, Arizona for an anticipated purchase price of $2,500,000. Although the option agreement was executed during the reporting period, the transfer of the total consideration did not occur as of the February 28, 2026 balance sheet date. As a result, no purchase price was recognized, and no acquisition-related assets or liabilities have been recorded. The Company expects the consideration to be transferred and the acquisition to be accounted for as a business combination upon the closing of the transaction. The Company has recorded $405,000 as a prepaid investment as part of this agreement.

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

GETGOLF, LLC — A New Era in Global Golf Connectivity

GETGOLF, LLC is more than an acquisition, is a launchpad for the future of golf. Built to redefine how golfers engage with the game, GETGOLF introduces a dynamic, technology-driven platform that seamlessly connects players, courses, and golf professionals worldwide.

At its core, GETGOLF delivers a fully integrated digital experience, featuring real-time tee-time booking, curated golf travel planning, and an interactive social environment. Golfers can connect directly with professionals at featured courses, enhancing both preparation and on-course experience in ways never offered through a single platform.

Now operating as part of TMGI, GETGOLF is positioned for global expansion. The platform is designed to scale internationally, creating new opportunities for courses and players to connect through a unified digital ecosystem. With its proprietary search engine, GETGOLF.com will offer an unparalleled ability to discover and purchase golf experiences in real time.

An Industry Standout

What distinguishes GETGOLF is its comprehensive approach. GGC is not simply a tee-time booking engine, it is a next-generation solution designed to serve both the end user and the golf course.

Key innovations include:

•	A global golf search engine powered by proprietary technology

•	Advanced SEO strategies to maximize course visibility and user engagement

•	An integrated tee-time reservation system for seamless booking

•	A digital portal that enhances accessibility and communication between golfers and courses

The platform’s next phase of development is focused on delivering a fully realized global experience, with the integrated reservation system and digital portal expected to launch in the fourth quarter of 2026.

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

• Expanded network with premier destinations including Marriott’s Shadow Ridge and Desert Island Country Club.

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

Digital advertising and marketing that includes web and advertising traffic, search, social and mobile conversions.

Technology Innovations in search, media, ecommerce, and reporting/analytics, and more.

Website content strategy and user experience design which is paramount to responsive cross-platform design and digital success.

Search (SEO/M) – Search Marketing both earned media and paid keywords.

Mobile – Your success that resides in our mobile media and building mobile subscribers.

Customers entering the site can have the flexibility to choose services within GGC IE; Air fare, Auto rental, destination sites for the family etc..

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended February 28, 2026 and 2025.

Revenues. The Company generated revenues of $448,311 and $-0- during the three months ended February 28, 2026 and 2025, respectively. The Company generated revenues of $475,431 and $-0- for during the nine months ended February 28, 2026 and 2025, respectively. Revenues were generated partly from advertising spot sales on our syndicated radio network. The majority of revenues were generated from golf course bookings and cart rentals through the Stand By Golf platform. These will continue to be the majority of revenues in future operations. Other future revenues will be golf green fees, cart rentals, food & beverage sales and pro shop sales when the planned acquisitions of golf courses have been finalized.

Cost of Sales. Our cost of sales for were $329,433 for the three and nine months ended February 28, 2026 and 2025. Cost of sales consist primarily of the payments made to golf courses for the bookings and reservations generated on the Stand By Golf platform. The gross profit represents the income retained by the Company for providing these services. Our cost of sales in the future will also consist of the costs of merchandise and food & beverage sold at the golf course pro shops.

Salaries and Consulting Expenses. Salaries and consulting expenses were $213,340 and $-0- for the three months ended February 28, 2026 and 2025, respectively. Salaries and consulting expenses were $356,726 and $120,000 for the nine months ended February 28, 2026 and 2025, respectively. The increase is due to the consolidation of GetGolf and Stand By Golf during the quarter ended February 28, 2026. We expect that salaries and consulting expenses will increase with the planned acquisitions of golf courses.

Professional Fees. Professional fees were $142,645 and $22,036 for the three months ended February 28, 2026 and 2025, respectively. Professional fees were $331,752 and $26,536 for the nine months ended February 28, 2026 and 2025, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. These fees also increased due to the fees incurred with the acquisition of GetGolf and Stand By Golf. We anticipate that professional fees will increase in future periods as we acquire golf courses as well as scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $85,225 and $1,178 for the three months ended February 28, 2026 and 2025, respectively. Other selling, general and administrative expenses were $226,280 and $2,032 for the nine months ended February 28, 2026 and 2025, respectively. The largest expense items in this category are investor relations and commissions as the company continues to raise capital. Other general expenses were for rent, insurance and office expenses. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $5,489,474 and $320,443 for the nine months ended February 28, 2026 and 2025, respectively. During the nine months ended February 28, 2026, the company recorded a gain on the extinguishment of debt in the amount of $1,760,461, expense on the change in the fair value of the derivative liability in the amount of $1,654,620, loss on the markdown of investment in the amount of $3,700,000 and interest expenses related to notes payable in the amount of $1,895,315, which included the amortization of debt discounts of $546,101. The expense on the change in the fair value of derivative liability and the increase in interest expenses is the result of the issuance of new convertible promissory notes which bear interest from 6% to 13%.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2026, our primary source of liquidity consisted of $349,224 in cash and cash equivalents. We hold our cash reserves in major United States banks. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at February 28, 2026 of $7,977,346 and $22,070,171, respectively, which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended February 28, 2026 of $6,258,234. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 3. Defaults Upon Senior Securities

The Company has not paid the principal and interest due on 10 notes payable aggregating $420,773 at February 28, 2026. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Music of Your life, Inc. (incorporated by reference to the Company's Form S-1/A filed on November 22, 2022)
3.2	Amended and Restated Bylaws of Music of Your Life, Inc. (incorporated by reference to the Company’s Form S-1/A filed on November 22, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Marquie Group, Inc.

Date: April 13, 2026	By:	/s/ Kelly Kirchhoff
Kelly Kirchhoff
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

