Form 10-K
period 2026-05-31
Transglobal Management Group, Inc.
filed 2026-09-15
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number: 000-54163

Transglobal Management Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-2091212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7411 East 6th Avenue, Suite 104 Scottsdale, AZ	85251
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (602) 989-4653

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $0.0001 par value	TMGI	OTC Markets

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

Based on the closing price of our common stock as quoted on the OTCID Market operated by OTC Markets Group Inc., the aggregate market value of the common stock of Transglobal Management Group, Inc., held by non-affiliates as of November 30, 2025, was $603,137.

As of August 31, 2026, there were 561,229,662 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TRANSGLOBAL MANAGEMENT GROUP, INC. AND SUBSIDIARIES

2026 FORM 10-K ANNUAL REPORT

i

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this annual report to “Transglobal Management Group, Inc.”, “TMGI” or the “company,” and references to by “we,” “us,” “our,” and “its” refer to Transglobal Management Group, Inc., and our subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Transglobal Management Group, Inc. makes “forward-looking statements” from time to time in both written reports (including this annual report) and oral statements, within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “could,” “would,” “should,” “seeks,” “predicts,” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on these forward-looking statements, which reflect our expectations based upon data available to the company as of the date of this annual report. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this annual report. Any such forward-looking statements, whether made in this annual report or elsewhere, should be considered in context with the various disclosures made by the Company about its business. These projections and other forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

ii

PART I

ITEM 1. BUSINESS.

Corporate Information

With the acquisition of GetGolf, LLC in October 2025, the Company shifted its primary focus to the golf industry. GetGolf is led by industry veteran Jeff Foster. Mr. Foster’s professional background includes founding Arizona Fairways Magazine and Arizona Golf and Travel, as well as decades of experience in the golf industry, including golf course operations, golf-related media and marketing systems.

As part of the acquisition of GetGolf, the Company acquired a portfolio of golf-related technology and reservation-system assets. These assets are intended to support a scalable booking and customer-engagement platform.

While these golf-related assets did not contribute materially to our operations during the fiscal year ended May 31, 2026, we expect that, under the leadership of our new Board and management team, we will explore ways to expand our current golf assets and pursue new opportunities in the expanding industry, including:

Stand By Golf

Stand By Golf is a proprietary, cloud-based golf reservation, yield-management, and operations platform designed to optimize golf course utilization, monetize unused tee times, and enhance golfer engagement. The system functions as both a consumer-facing marketplace and an enterprise-level golf course management tool.

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

If successfully developed and commercialized, this technology asset is intended to provide a scalable digital infrastructure layer that could support subscription, transaction, advertising, and marketing revenue without requiring ownership of physical golf courses. The platform has not generated material revenue to date, and no assurance can be given that any of these revenue streams will be realized.

GETGOLF

GETGOLF is designed as an integrated online platform for golfers and golf-course operators. If fully implemented, GETGOLF.com is expected to enable users to search for and purchase golf-related offerings in real time through a proprietary search engine.

If fully implemented, GETGOLF.com is intended to allow golfers to:

•	Access available tee times from participating courses
•	Access listings for golf courses throughout the United States
•	Participate in a loyalty program designed to encourage repeat use
•	Use loyalty credits across eligible offerings on the site
•	Earn rewards based on eligible golf purchases, redeemable as site credits or gift cards
•	Book eligible tee times without a booking fee

Traveling golfers would be able to:

•	Use GETGOLF.com to arrange components of a golf trip, including tee times
•	Hotels, Resorts & Home Rentals
•	Airfare
•	Car Rentals

Local golfers would be able to:

•	Book their golf while taking advantage of a loyalty program
•	Enter their scores for handicap tracking in conjunction with local golf associations
•	Participate in Access Global™ if a member of a golf association, through GETGOLF.com

If successfully developed and commercialized, this technology asset is intended to provide a scalable digital infrastructure layer that could support subscription, transaction, advertising, and marketing revenue without requiring ownership of physical golf courses. The platform has not generated material revenue to date, and no assurance can be given that any of these revenue streams will be realized.

 Strategic Integration of Golf Technology Assets

Collectively, the Stand By Golf and GETGOLF platforms are intended to create an integrated golf technology and customer-engagement model, enabling the Company to:

•	Integrate software infrastructure, reservation functionality, and customer engagement,
•	Develop analytics across participating and third-party golf platforms,
•	Monetize golfer data, booking behavior, and loyalty engagement,
•	Expand through:

o	Strategic technology acquisitions and commercial partnerships,
o	Licensing of the Stand By Golf platform to third-party operators,
o	Commercial relationships with golf-course operators,
o	Future tokenized or digital loyalty systems.

There can be no assurance that any particular initiative will be successful or will generate material revenue, and we may choose to prioritize or defer such efforts depending on capital availability, market conditions and other factors described in this report.

Business Strategy

Across our segments, our strategy is to:

•	Grow our customer reach and engagement through advertising and social media outreach;
•	monetize our existing customer base via advertising, events, subscriptions, sponsorships, and direct-to-consumer product sales;
•	leverage our branded intellectual property (e.g., GETGOLF and Stand By Golf) to build durable franchises that can be extended into new channels and product categories;
•	deploy an integrated operating model that combines proprietary technology, consumer brands, and technology-enabled revenue streams to capture value across the entire customer lifecycle, from digital engagement through in-person experiences;
•	operate with a lean cost structure while using third-party vendors and partners to provide technology, distribution, and specialized services; and
•	access growth capital through equity lines, private placements and other financing mechanisms until our operations are able to support themselves from recurring revenues.

Our near-term priorities include:

Integrating the golf-related assets received in the GetGolf Transaction into a coherent strategic plan, including:

•	development and deployment of the GETGOLF platform; and
•	identifying and acquiring cash-flow-producing golf course properties; and
•	expansion of Stand By Golf™ through third-party course licensing, enterprise partnerships, and white-label deployments; and
•	strengthening our internal controls, governance, and reporting infrastructure under the leadership of our new Board and management team.

Transglobal Management Group, Inc.

Transglobal Management Group, Inc. manages corporate governance of its wholly owned subsidiaries, secures financing for operations, seeks out products and companies for acquisition and implements the marketing plan of the Company to achieve profitability. Our primary objective is to develop our GETGOLF platform and expand our Stand By Golf network into a nationwide system.

GETGOLF

GETGOLF is designed as an integrated online platform for golfers and golf-course operators. If fully implemented, GETGOLF.com is expected to enable users to search for and purchase golf-related offerings in real time through a proprietary search engine.

Stand By Golf

Stand By Golf has operated for more than 36 years across three established golf markets: Palm Springs, California; Phoenix/Scottsdale, Arizona; and Las Vegas, Nevada. Stand By Golf offers access to discounted tee times, which management believes represent savings of approximately 20% to 60% compared with the posted rates of participating courses, with reservations available both same-day and up to 90 days in advance.

Our History

Transglobal Management Group, Inc.

Our company was incorporated on January 30, 2008 in the State of Florida, as Maximum Consulting, Inc. and shortly thereafter changed its name to ZhongSen International Tea Company, with the principal business objective of providing sales and marketing consulting services to small to medium sized Chinese tea producing companies. On May 31, 2013, our Company entered into an acquisition agreement (the “Acquisition”) with Music of Your Life, Inc., a Nevada corporation (“MOYL Nevada”). As a result of the Acquisition, MOYL Nevada became a wholly owned subsidiary of our Company. We changed our name to Music of Your Life, Inc. effective July 26, 2013. On August 16, 2018 we merged with The Marquie Group, Inc., a Utah corporation, changed our name and adopted the ticker symbol “TMGI”.

On August 16, 2018, the Company completed a merger with The Marquie Group, Inc., a Utah corporation (“TMGI”). The transaction resulted in the issuance of 100,000 of our common stock shares to TMGI’s shareholders. Post-merger, the total common stock shares issued and outstanding totaled 102,277. On December 5, 2018, the Company amended and restated its Articles of Incorporation. This amendment changed the Company's name from "Music of Your Life, Inc." to "The Marquie Group, Inc." A symbol change with FINRA occurred on February 22, 2019, moving from "MYLI" to "TMGI." On December 16, 2025, the Company again amended and restated its Articles of Incorporation to change its name from “The Marquie Group, Inc.” to “Transglobal Management Group, Inc.” During this period, we funded the Company using convertible debt instruments from several lenders.

Our Market

GETGOLF

The U.S. golf industry generates more than $95 billion in annual revenues, according to published industry sources, and a substantial majority of tee-time reservations and related travel bookings are made online. The Company believes Stand By Golf has opportunities to enhance margins and expand reach through operational efficiencies, technology integration, and targeted marketing initiatives. There can be no assurance that these opportunities will be realized.

Stand By Golf

Stand By Golf’s business benefits from a long operating history, a loyal and growing customer base, and a well-established presence in highly desirable golf markets. We see meaningful opportunities to enhance margins and expand reach through operational efficiencies, technology integration, and targeted marketing initiatives.

Golf & Lifestyle Brand Competitive Conditions

As part of the Purchase Agreement, the Company acquired the rights to the GETGOLF and Stand By Golf platforms, together with their associated intellectual property, operating rights, software systems, data, customer relationships, and marketing assets.

The golf industry—particularly tee-time booking platforms, yield-management software, golf course operations systems, golf travel tools, player engagement applications, and golf lifestyle marketing—is highly competitive and rapidly evolving. This competitive landscape includes:

•	large-scale golf booking platforms;
•	course management systems;
•	golf lifestyle content providers;
•	regional and local golf course operators with their own promotional channels;
•	emerging technology companies offering real-time tee-time scheduling; and
•	companies pursuing AI-driven analysis of player behavior and course utilization.

Unlike pure-play software competitors, the Company’s strategy integrates proprietary technology through the Stand By Golf platform. While this vertically integrated model offers strategic advantages in data collection, pricing optimization, and customer engagement, it also positions the Company to be a competitor in the golf technology and digital-marketplace segments of the golf industry.

Our success in this segment will depend on, among other factors:

•	the continued development, reliability, scalability, and market adoption of the Stand By Golf platform;
•	our ability to acquire, efficiently operate, market, and optimize revenues with future golf course assets;
•	successful integration of golf technology with our broader media, lifestyle, and branded content platforms;
•	access to sufficient capital to support software development, marketing, commercial partnerships, and geographic expansion; and
•	the ability of our management team to execute within a competitive, technology-driven and experience-based consumer services industry.

Given that the Company is in the early stages of deploying and scaling its golf technology and digital-platform strategy, and given our limited financial resources relative to many competitors, there is a meaningful risk that better-capitalized competitors may move more quickly, secure larger customer bases, deploy more advanced technology, or establish stronger brand recognition before we are able to fully commercialize, scale, or defensively position our golf-related assets. Such competitive pressures could materially and adversely affect our operating results and financial condition.

Market Demand - Demographics

Demographic and participation trends influence demand in the golf industry:

•	The golf industry continues to experience elevated participation following the post-COVID boom, with rising recreational play and increased demand for golf travel.

Competition also continues to increase in the markets in which we operate:

•	Golf technology platforms are expanding quickly.

While demographic trends support long-term demand, our ability to capture market share will depend upon capital availability, brand execution, and digital engagement capabilities.

Golf Industry Regulation

The Company’s proprietary, cloud-based Stand By Golf reservation, yield-management, and course-operations platform is designed to optimize utilization and enhance golfer engagement. This asset may implicate different regulatory frameworks depending on the nature of its operations and commercial deployment.

Golf, Lifestyle, and Digital Platform Regulation

While the Stand By Golf platform is not presently commercialized in a manner that subjects it to specialized industry licensing or regulation, future commercialization—particularly if expanded into digital transactions, real-time booking, consumer data analytics, or multi-state commerce—may implicate various regulatory regimes, including:

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

Golf Industry Regulatory Outlook

The Company’s digital golf platforms are subject to evolving federal and state regulatory requirements. New rules related to consumer privacy, cybersecurity, dynamic pricing, e-commerce, and online marketing could materially affect operations, impose additional costs, or require technology or operational changes.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Employees

As of May 31, 2026, Kelly Kirchhoff (Director and Chief Executive Officer), and Jeff Foster (Chairman of the Board and President) are our only executive officers and directors. The Company has no employees. We engage outside accounting, bookkeeping, and legal professionals. We outsource our information technology services to a third-party vendor. Certain other executive and board positions have been identified, and we intend to fill these positions. Additional support staff and other personnel will be hired when there is adequate capital available to do so.

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

Available Information

Transglobal Management Group, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-54163. Such reports and other information filed with the Commission are available to the public free of charge on the Commission’s website. The Commission’s principal office is located at 100 F Street, N.E., Washington, D.C. 20549. https://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Information Technology

We are committed to using technology to improve our competitive position. We depend on a variety of information systems and technologies (including cloud technologies) to manage our operations. Our core business systems consist primarily of purchased and licensed software programs.

We seek to manage data security and privacy risks through management oversight and our third-party service providers. Our Chief Executive Officer (CEO) is actively engaged in oversight of cybersecurity and IT infrastructure and works with outsourced vendors to manage all network operations. Our vendors keep our CEO informed on cybersecurity and privacy matters throughout the year. We have made investments in infrastructure hardware and software intended to support our data protection capabilities.

During the fiscal year ended May 31, 2026, the Company did not experience any material cybersecurity incidents.

ITEM 2. PROPERTIES.

Our corporate office is located at 7411 East 6th Avenue, Suite #104, Scottsdale, Arizona 85251, and our telephone number is (602) 989-4653. We do not own any real property.(602) 989-4653, As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any material pending legal proceeding, no such proceeding is, to our knowledge, threatened or contemplated, and we have no unsatisfied judgments outstanding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCID Market under the symbol “TMGI.” We had approximately 2,272 registered holders of our common stock as of May 31, 2026. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on September 3, 2026, was $0.0002 per share.

The following table reflects the high and low closing bid quotations per share of our common stock for each fiscal quarter during the two fiscal years ended May 31, 2026, as reported by OTC Markets Group Inc.:

	Price Range (1)
	High	Low
Fiscal May 31, 2026
Fourth quarter	$0.008	$0.005
Third quarter	$0.09	$0.07
Second quarter	$0.10	$0.08
First quarter	$0.024	$0.017

Fiscal May 31, 2025
Fourth quarter	$0.10	$0.001
Third quarter	$0.20	$0.10
Second quarter	$0.10	$0.001
First quarter	$0.10	$0.001

____________________

(1)       The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distribution

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMGI"), pursuant to which the Company merged with TMGI. The Company was the surviving corporation. Each shareholder of TMGI received one (1) share of common stock of the Company for every one (1) share of TMGI common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMGI held by TMGI shareholders were cancelled, and 100,000 shares of common stock (as adjusted for the September 4, 2019, 1 share for 400 shares stock split) of the Company were issued to the TMGI shareholders. A majority of these shares, 50,000 shares of common stock of the Company, were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMGI merger provided the Company with access to certain registered trademarks and intellectual property relating to health, beauty, and social networking products.

With respect to the transactions noted above. Each of the recipients of securities of the Company was an accredited investor or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made, and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable. This item is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this annual report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

With the acquisition of GetGolf, LLC in October 2025, the Company shifted its primary focus to the golf industry. GetGolf is led by industry veteran Jeff Foster. Mr. Foster’s professional background includes founding Arizona Fairways Magazine and Arizona Golf and Travel, as well as decades of experience in the golf industry, including golf course operations, golf-related media and marketing systems.

As part of the acquisition of GetGolf, the Company acquired a portfolio of golf-related technology and reservation-system assets. These assets are intended to support a scalable booking and customer-engagement platform.

While these golf-related assets did not contribute materially to our operations during the fiscal year ended May 31, 2026, we expect that, under the leadership of our new Board and management team, we will explore ways to expand our current golf assets and pursue new opportunities in the expanding industry, including:

Stand By Golf

Stand By Golf is a proprietary, cloud-based golf reservation, yield-management, and operations platform designed to optimize golf course utilization, monetize unused tee times, and enhance golfer engagement. The system functions as both a consumer-facing marketplace and an enterprise-level golf course management tool.

Key components and functionality include:

•	Dynamic Tee-Time Reservation Engine. Allows real-time booking of tee times across participating courses, including yield-optimized pricing based on demand, weather, off-peak windows, and last-minute inventory;
•	Revenue Optimization & Standby Pricing Model. The platform enables “stand-by” or distressed inventory monetization, allowing golf courses to convert unused tee times into revenue through algorithmic discounting without eroding premium brand pricing.
•	Course Operations & Capacity Management. Integrated tools for course operators to manage availability, pace-of-play intervals, staffing needs, and daily revenue forecasting.
•	Golfer Account & Loyalty Ecosystem. Includes customer profiles, repeat-play rewards, membership integration, promotional offers, and data-driven marketing tools.
•	Enterprise Integration Capabilities. Designed to integrate with point-of-sale systems, access control, payment processing, customer relationship management (CRM), and future tokenized loyalty or rewards platforms.
•	Scalable Licensing & White-Label Potential. The Stand By Golf platform is structured for:

o	Software-as-a-Service (SaaS) licensing to third-party golf operators,005
o	White-label implementations for resort chains,
o	Enterprise B2B partnerships with golf management companies.

If successfully developed and commercialized, this technology asset is intended to provide a scalable digital infrastructure layer that could support subscription, transaction, advertising, and marketing revenue without requiring ownership of physical golf courses. The platform has not generated material revenue to date, and no assurance can be given that any of these revenue streams will be realized.

Strategic Integration of Golf Technology Assets

The Company previously entered into an agreement involving the proposed acquisition of Apache Creek Golf Club and paid a deposit in connection with the proposed transaction. The transaction did not close, the deposit was forfeited, and the Company does not own or operate Apache Creek Golf Club. The Company recorded a loss on earnest money deposit as a result of the forfeited deposit.

•	Integrate software infrastructure, reservation functionality, and customer engagement,
•	Develop analytics across participating and third-party golf platforms,
•	Monetize golfer data, booking behavior, and loyalty engagement,
•	Expand through:

o	Strategic technology acquisitions and commercial partnerships,
o	Licensing of the Stand By Golf platform to third-party operators,
o	Commercial relationships with golf-course operators,
o	Future tokenized or digital loyalty systems.

There can be no assurance that any particular initiative will be successful or will generate material revenue, and we may choose to prioritize or defer such efforts depending on capital availability, market conditions and other factors described in this report.

Business Strategy

Across our segments, our strategy is to:

•	Grow our customer reach and engagement through advertising and social media outreach;
•	monetize our existing customer base via advertising, events, subscriptions, sponsorships, and direct-to-consumer product sales;
•	leverage our branded intellectual property (e.g., GETGOLF and Stand By Golf) to build durable franchises that can be extended into new channels and product categories;
•	deploy an integrated operating model that combines proprietary technology, consumer brands, and technology-enabled revenue streams to capture value across the entire customer lifecycle, from digital engagement through in-person experiences;
•	operate with a lean cost structure while using third-party vendors and partners to provide technology, distribution, and specialized services; and
•	access growth capital through equity lines, private placements and other financing mechanisms until our operations are able to support themselves from recurring revenues.

Our near-term priorities include:

Integrating the golf-related assets received in the GetGolf Transaction into a coherent strategic plan, including:

•	development and deployment of the GETGOLF platform; and
•	identifying and acquiring cash-flow-producing golf course properties; and
•	expansion of Stand By Golf through third-party course licensing, enterprise partnerships, and white-label deployments; and
•	strengthening our internal controls, governance, and reporting infrastructure under the leadership of our new Board and management team.

Golf & Lifestyle Brand Competitive Conditions

As part of the Purchase Agreement, the Company acquired the rights to the GETGOLF and Stand By Golf platforms, together with their associated intellectual property, operating rights, software systems, data, customer relationships, and marketing assets.

The golf industry—particularly tee-time booking platforms, yield-management software, golf course operations systems, golf travel tools, player engagement applications, and golf lifestyle marketing—is highly competitive and rapidly evolving. This competitive landscape includes:

•	large-scale golf booking platforms;
•	course management systems;
•	golf lifestyle content providers;
•	regional and local golf course operators with their own promotional channels;
•	emerging technology companies offering real-time tee-time scheduling; and
•	companies pursuing AI-driven analysis of player behavior and course utilization.

Unlike pure-play software competitors, the Company’s strategy integrates proprietary technology through the Stand By Golf platform. While this vertically integrated model offers strategic advantages in data collection, pricing optimization, and customer engagement, it also positions the Company to be a competitor in the golf technology and digital-marketplace segments of the golf industry.

Our success in this segment will depend on, among other factors:

•	the continued development, reliability, scalability, and market adoption of the Stand By Golf platform;
•	our ability to acquire, efficiently operate, market, and optimize revenues with future golf course assets;
•	successful integration of golf technology with our broader media, lifestyle, and branded content platforms;
•	access to sufficient capital to support software development, marketing, commercial partnerships, and geographic expansion; and
•	the ability of our management team to execute within a competitive, technology-driven and experience-based consumer services industry.

Given that the Company is in the early stages of deploying and scaling its golf technology and digital-platform strategy, and given our limited financial resources relative to many competitors, there is a meaningful risk that better-capitalized competitors may move more quickly, secure larger customer bases, deploy more advanced technology, or establish stronger brand recognition before we are able to fully commercialize, scale, or defensively position our golf-related assets. Such competitive pressures could materially and adversely affect our operating results and financial condition.

Market Demand - Demographics

Demographic and participation trends influence demand in the golf industry:

•	The golf industry continues to experience elevated participation following the post-COVID boom, with rising recreational play and increased demand for golf travel.

Competition also continues to increase in the markets in which we operate:

•	Golf technology platforms are expanding quickly.

While demographic trends support long-term demand, our ability to capture market share will depend upon capital availability, brand execution, and digital engagement capabilities.

Intellectual Property

Intellectual property is central to our business strategy. Through our subsidiaries and contractual arrangements, we license or own various trademarks and related assets that support our golf technology and related businesses.

The Company owns or controls the following assets:

•        GetGolf and Stand By Golf trademarks.

Following the GetGolf Transaction, and the Company’s cessation of its media operations for the Music of Your Life brand and associated intellectual property, the Company will concentrate its focus on its golf-related assets and intellectual property and brand rights assigned by GetGolf, including:

•	GetGolf – intellectual property, trademarks, trade names, branding materials
•	Stand By Golf – intellectual property, trademarks, trade names, branding materials

Government Regulation and Industry Standards

Golf Industry Regulation

The Company’s golf-related assets include (i) Stand By Golf, a proprietary, cloud-based golf reservation, yield-management, and course-operations platform designed to optimize utilization and enhance golfer engagement, and (ii) GetGolf, which is intended to serve as an integrated online golf platform. GetGolf is a development stage product which requires additional capital to deploy. These assets may implicate different regulatory frameworks depending on the nature of their operations and commercial deployment.

Golf, Lifestyle, and Digital Platform Regulation

While the Stand By Golf platform is not presently commercialized in a manner that subjects it to specialized industry licensing or regulation, future commercialization—particularly if expanded into digital transactions, real-time booking, consumer data analytics, or multi-state commerce—may implicate various regulatory regimes, including:

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

Golf Industry Regulatory Outlook

The Company’s digital golf platforms are subject to evolving federal and state regulatory requirements. New rules related to consumer privacy, cybersecurity, dynamic pricing, e-commerce, and online marketing could materially affect operations, impose additional costs, or require technology or operational changes.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the fiscal years ended May 31, 2026 and 2025.

Revenues. The Company generated revenues of $990,084 and $11,040 during the years ended May 31, 2026 and 2025, respectively. Revenues were generated partly from advertising spot sales on our syndicated radio network. The majority of revenues were generated from golf course bookings and cart rentals through the Stand By Golf platform. These will continue to be the majority of revenues in future operations. Other future revenues will be golf green fees, cart rentals, food & beverage sales and pro shop sales when the planned acquisitions of golf courses have been finalized.

Cost of Sales. Cost of sales for were $697,511 and $-0- for the years ended May 31, 2026 and 2025, respectively. Cost of sales consist primarily of the payments made to golf courses for the bookings and reservations generated on the Stand By Golf platform. The gross profit represents the income retained by the Company for providing these services. Our cost of sales in the future will also consist of the costs of merchandise and food & beverage sold at the golf course pro shops.

Salaries and Consulting Expenses. Salaries and consulting expenses for the year ended May 31, 2026 were $395,458 as compared to $120,000 for the year ended May 31, 2025. The increase during the year ended May 31, 2025 was mostly the result of the consolidation of GetGolf and Stand By Golf during the year as well as additional expenses related to investor relations. We expect that salaries and consulting expenses will continue to increase as we add personnel to build our golf-related businesses.

Professional Fees. Professional fees were $427,210 and $30,393 for the years ended May 31, 2026 and 2025, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. Professional fees also increased due to the fees incurred with the acquisition of GetGolf and Stand By Golf. We anticipate that professional fees will increase in future periods as we acquire golf courses as well as scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $387,906 and $12,519 for the years ended May 31, 2026 and 2025, respectively. The largest expense items in this category are commissions as the company continues to raise capital. Other general expenses were for rent, insurance and office expenses. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expenses of $4,911,464 and $796,580 for the years ended May 31, 2026 and 2025, respectively. During the year ended May 31, 2026, the company recorded a gain on the extinguishment of debt in the amount of $1,930,461, expense on the change in the fair value of the derivative liability in the amount of $163,492, loss on the markdown of investment in the amount of $3,700,000 and interest expenses related to notes payable in the amount of $2,778,433, which included the amortization of debt discounts of $924,813. The expense on the change in the fair value of derivative liability and the increase in interest expenses is the result of the issuance of new convertible promissory notes which bear interest from 6% to 13%. The Company also paid a non-refundable deposit in connection with a proposed acquisition of Apache Creek Golf Course. The transaction was terminated and the deposit was forfeited. The company recorded a loss on earnest money deposit of $200,000.

Liquidity and Capital Resources

As of May 31, 2026, our primary source of liquidity consisted of $165,532 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at May 31, 2026 of $21,641,402 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended May 31, 2026 of $5,829,465. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to develop and expand our golf-related businesses. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

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

Not applicable. This item is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Transglobal Management Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transglobal Management Group, Inc. (the ‘Company’) as of May 31, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended May 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for the year ended May 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12, the Company suffered an accumulated deficit and recuring losses from operation. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 12 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation and Classification of Investment in Simply Whim, Inc.

As described in Note 11 to the financial statements, on September 20, 2022, the Company acquired a 25% ownership interest in Simply Whim, Inc. (“Simply Whim”) in exchange for shares of the Company’s common stock and a promissory note. The Company recorded an impairment charge reducing the carrying value of its investment in the acquisition from $6,200,000 to $2,500,000, recording a loss of $3.7 million. The evaluation of impairment involves significant management judgment in estimating the fair value of acquired intangible assets and related goodwill.

We determined this matter to be a critical audit matter because of the significant judgment required by management in estimating fair value, the high degree of auditor judgment and effort in evaluating those estimates, and the potential for a material impact on the financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation and classification of the investment in Simply Whim included the following, among others:

1.	We obtained and read the purchase agreement, promissory note, default-related documentation, and other relevant transaction documents to understand the rights, obligations, and economic terms of the investment.
2.	We evaluated management’s assessment of whether the Company has the ability to exercise significant influence over Simply Whim, including management’s consideration of the Company’s ownership percentage, board representation, participation in policy-making processes, interchange of managerial personnel, material transactions, and the concentration of ownership of Simply Whim.
3.	We evaluated management’s impairment analysis, including the qualitative factors considered by management and the basis for concluding that the carrying amount of the investment should be reduced.
4.	We evaluated management’s consideration of the promissory note default and whether the default, including the increase in the note balance, was appropriately considered as part of the impairment assessment and did not, by itself, serve as a substitute for an estimate of the investment’s fair value.
5.	We evaluated the reasonableness of significant assumptions and evidence used by management to estimate the fair value of the investment, considering the limited information available for Simply Whim as a non-public company.
6.	We tested the mathematical accuracy of management’s calculation of the impairment loss and agreed the recorded amounts to the general ledger.
7.	We evaluated the adequacy of the related financial statement disclosures, including disclosures regarding the nature of the investment, management’s accounting conclusion, the impairment charge recognized, and the significant judgments involved.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

September 15th, 2026

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Balance Sheets

	May 31,	May 31,
	2026	2025

ASSETS
CURRENT ASSETS

Cash and cash equivalents	$165,532	$1,071
Accounts receivable	38,160	11,040
Prepaid investment	5,000	–

Total Current Assets	208,692	12,111

OTHER ASSETS

Investment in Acquisition	2,500,000	6,200,000
Loans receivable, related party	35,237	35,237
Music inventory, net of accumulated depreciation of $-0- and $21,815, respectively	–	453
Trademark costs	–	11,165

Total Other Assets	2,535,237	6,246,855

TOTAL ASSETS	$2,743,929	$6,258,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$243,391	$106,217
Accrued interest payable on notes payable	1,246,964	1,182,097
Accrued consulting fees	26,887	351,700
Notes payable	1,775,661	1,409,646
Notes payable to related parties	2,518,800	2,086,815
Derivative liability	2,158,096	625,824

Total Current Liabilities	7,969,799	5,762,299

TOTAL LIABILITIES	7,969,799	5,762,299

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 24,981,619 and 4,212,498 shares issued and outstanding, respectively	2,497	421
Common stock payable	100,000	–
Additional paid-in-capital	16,313,035	16,308,184
Accumulated deficit	(21,641,402)	(15,811,938)

Total Stockholders' Equity (Deficit)	(5,225,870)	496,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,743,929	$6,258,966

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Operations

	For the Years Ended
	May 31,
	2026	2025

Revenues	$990,084	$11,040
Cost of Revenues	697,511	–

Gross profit	292,573	11,040

OPERATING EXPENSES

Salaries and Consulting fees	395,458	120,000
Professional fees	427,210	30,393
Other selling, general and administrative	387,906	12,519

Total Operating Expenses	1,210,574	162,912

LOSS FROM OPERATIONS	(918,001)	(151,872)

OTHER INCOME (EXPENSES)

Loss on earnest money deposit	(200,000)	–
Gain on extinguishment of debt	1,930,461	–
Expense from derivative liability	(163,492)	(419,711)
Loss of markdown of investment	(3,700,000)	–
Interest expense (including amortization of debt discounts of $924,813 and $31,709, respectively)	(2,778,433)	(376,869)

Total Other Income (Expenses)	(4,911,464)	(796,580)

LOSS BEFORE INCOME TAXES	(5,829,465)	(948,452)

INCOME TAX EXPENSE	–	–

NET LOSS	$(5,829,465)	$(948,452)

BASIC AND DILUTED:
Net loss per common share	$(0.69)	$(0.24)

Weighted average shares outstanding	8,461,694	3,913,742

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from May 31, 2024 to May 31, 2026

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balance, May 31, 2024	200	$–	3,325,531	$333	$–	$15,079,589	$(14,863,485)	$216,437

Common stock issued for Standby Equity Agreement	–	–	213,030	21	–	8,577	–	8,598

Common stock issued for conversion of debt	–	–	673,937	67	–	66,001	–	66,068

Forgiveness of accrued consulting fees by shareholders	–	–	–	–	–	1,154,017	–	1,154,017

Net loss for the year ended May 31, 2025	–	–	–	–	–	–	(948,452)	(948,452)

Balance, May 31, 2025	200	$–	4,212,498	$421	$–	$16,308,184	$(15,811,937)	$496,667

Round up of shares for reverse split	–	–	4,936	–	–	–	–	–

Common stock issued for Standby Equity Agreement	–	–	1,125,568	113	–	25,387	–	25,500

Common stock issued for cashless exercise of warrants	–	–	1,172,427	117	–	(117)	–	–

Common stock issued for conversion of debt	–	–	17,466,190	1,746	–	244,681	–	246,427

Common stock issued and payments for GetGolf purchase agreement	–	–	1,000,000	100		(265,100)	–	(265,000)

Common stock payable for subscription	–	–	–	–	100,000	–	–	100,000

Net loss for the year ended May 31, 2026	–	–	–	–	–	–	(5,829,465)	(5,829,465)

Balance, May 31, 2026	200	$–	24,981,619	$2,497	$100,000	$16,313,035	$(21,641,402)	$(5,225,870)

Note: The above statements reflect retroactively the 1 share for 1,000 shares reverse split effective June 5, 2025.

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly Music of Your Life, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,829,465)	$(948,452)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of music inventory	39	282
Change in fair value of derivative liability	163,492	419,711
Amortization of debt discounts	924,813	31,709
Default fees added to notes principal balance	1,046,808	–
Gain on elimination of debt	(1,930,461)	–
Loss on write down of investment	3,700,000	–
Adjustments for GetGolf purchase agreement	(253,422)	–
Common stock payable	100,000	–
Changes in operating assets and liabilities:
Accounts receivable	(27,120)	(11,040)
Prepaid investment	(5,000)	–
Accounts payable and accrued liabilities	137,174	29,142
Accrued interest payable on notes payable	556,620	346,910
Accrued consulting fees	26,837	119,800

Net Cash Used by Operating Activities	(1,389,685)	(11,938)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	–	(89)
Proceeds from notes payable	2,060,550	–
Repayments of notes payable and accrued interest	(403,912)	–
Proceeds from standby equity agreement	25,500	8,598
Repayments of notes payable to related parties	(152,992)	–
Proceeds from notes payable to related parties	25,000	4,500

Net Cash Provided by Financing Activities	1,554,146	13,009

NET INCREASE IN CASH AND CASH EQUIVALENTS	164,461	1,071

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,071	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,532	$1,071

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Forgiveness of SBA PPP loans recorded as equity	$170,000	$–
Accrued consulting fees converted into promissory note	$131,300	$–
Conversion of debt and accrued interest into common stock	$246,427	$66,069
Initial setup of derivative liability	$1,633,881	$–
Forgiveness of accrued consulting fees by shareholders	$–	$1,154,017

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Notes to Consolidated Financial Statements

May 31, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On October 20, 2025, Marc Angell, the Chief Executive Officer and controlling shareholder of The Marquie Group, Inc. (“TMGI”), and Jacquie Angell (the “Sellers”), entered into a Purchase Agreement, as amended (the “Purchase Agreement”) with GetGolf.com (“GetGolf”), pursuant to which GetGolf agreed to acquire from the Sellers, for an aggregate purchase price of $500,000 payable over 12 months, with respect to the sale of: (i) 200 Series A Preferred shares of TMGI (the Series A Shares”), which Series A Shares have 80% of the total voting power of all classes of voting stock of TMGI at all times, and (ii) that certain promissory note issued by the Company, in the name of Jacquie Angell in the principal amount of $2,000,000; and (iii) the return to treasury 666,700 held by the Angell Family Trust. Pursuant to the terms of the Purchase Agreement, the Series A Shares will be returned to treasury and reissued to the incoming Chief Executive Officer and Directors. Also, pursuant to the Purchase Agreement, Marc and Jacquie Angell will retain all rights, title and interest to the trademarks, copyrights and other intellectual property pertaining to the Music of Your Life brand, and GetGolf will assign and transfer to TMGI all rights, title and ownership interest in GetGolf and Stand By Golf.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Standby Golf has wholesale agreements in place with their respective golf courses. We charge the customer rates above the agreed wholesale rates, and the difference is our revenue. We bill each customer the agreed upon price. The golf courses bill us, and the difference is what we record as revenue. All billing is done through online credit card processing.

Our revenue consists of the following: Golf course bookings, etc. totaled $962,964 and advertising spot sales totaled $27,120 for a total of $990,084 in revenues.

g.       Advertising

Advertising costs, which are expensed as incurred, were $-0- for the years ended May 31, 2026 and 2025.

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

Net deferred tax assets consist of the following components as of May 31, 2026 and 2025:

	May 31, 2026	May 31, 2025
Deferred tax assets:
NOL Carryover	$1,926,046	$1,707,402
Valuation allowance	(1,926,046)	(1,707,402)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income (loss) for the years ended May 31, 2026 and 2025 due to the following:

	May 31, 2026		May 31, 2025
	$	%	$	%
Expected tax (benefit) at 21%	$(1,224,188)	21.00%	$(199,175)	21.00%
Non-deductible expense (non-taxable income) from derivative liability	34,333	(0.59)%	88,139	(9.29)%
Non-deductible amortization of debt discounts	194,211	(3.23)%	6,659	(0.70)%
Loss on markdown of investment	777,000	(13.33)%	–	0.00%
Change in valuation allowance	218,644	(3.75)%	104,377	(11.00)%
Provision for income taxes	$–	0.00%	$–	0.00%

For the periods presented, the Company had no tax positions or unrecognized tax benefits.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. For the periods presented, the Company had no such interest or penalties.

i.      Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at May 31, 2026.

j.     Segment Reporting

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

k.      Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended May 31, 2026 and 2025.

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

NOTE 4 – MUSIC INVENTORY

Music inventory consisted of the following:

	May 31, 2026	May 31, 2025
Digital music acquired for use in operations – at cost	$–	$22,268
Accumulated depreciation	–	(21,815)
Music inventory – net	$–	$453

The Company purchased digital music to broadcast over the radio and internet. During the years ended May 31, 2026 and 2025, the Company purchased $-0- worth of music inventory. For the years ended May 31, 2026 and 2025, depreciation of music inventory was $-0- and $282, respectively. As part of the GetGolf purchase agreement, all music and trademark assets pertaining to Music of Your Life were transferred to Marc Angell and have been eliminated from the balance sheet as of May 31, 2026.

NOTE 5 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	May 31, 2026	May 31, 2025
Due to previous Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated January 30, 2026 – monthly compensation of $15,000 to July 30, 2027	$26,887	$–
Due to wife of Company Chief Executive Officer (Related Party) pursuant to consulting agreement effective August 16, 2018 – monthly compensation of $15,000 (which was terminated May 31, 2021), balance of $305,200 forgiven as of February 28, 2025	–	–
Due to mother of Company Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $5,000 to November 30, 2019	–	131,350
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated February 28, 2019) – monthly compensation of $5,000 to February 28, 2019	–	144,700
Due to service provider pursuant to Consulting Agreement dated September 1, 2015 (which was terminated November 30, 2019) – monthly compensation of $1,000 to November 30, 2019	–	48,000
Due to two other service providers	–	27,850

Total	$26,887	$351,700

The accrued consulting fees balance changed as follows:

	Year Ended May 31, 2026	Year Ended May 31, 2025
Balance, beginning of period	$351,700	$1,385,917
Compensation expense accrued pursuant to consulting agreements	60,000	120,000
Accrued consulting fees written off	(220,400)	(1,154,017)
Accrued consulting converted into promissory note	(131,300)	–
Payments to consultants	(33,113)	(200)

Balance, end of period	$26,887	$351,700

See Note 10 (Commitments and Contingencies).

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	May 31, 2026	May 31, 2025
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$54,079
Note payable to an individual, due on May 22, 2015, extinguished on June 1, 2025 (B)	–	25,000
Note payable to an entity, non-interest bearing, due on February 1, 2016, extinguished on June 1, 2025 (D)	–	50,000
Note payable to a family trust, stated interest of $2,500, due on October 31, 2015, extinguished on June 1, 2025 (E)	–	7,000
Note payable to a corporation, stated interest of $5,000, due on October 21, 2015, extinguished on June 1, 2025 (G)	–	50,000
Note payable to a corporation, stated interest of $5,000, due on November 6, 2015, extinguished on June 1, 2025 (H)	–	50,000
Note payable to an individual, due on December 20, 2015, 24% default rate from January 20, 2016, extinguished on June 1, 2025 (I)	–	25,000
Convertible note payable to an entity, interest at 12%, due on December 29, 2016, extinguished on June 1, 2025 (M)	–	40,000
Note payable to a family trust, interest at 10%, due on November 30, 2016, extinguished on June 1, 2025 (P)	–	25,000
Convertible note payable to an individual, interest at 10%, extinguished on June 1, 2025 (V)	–	46,890
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (W)	–	29,000
Convertible note payable to an individual, interest at 8%, extinguished on June 1, 2025 (X)	–	21,500
Convertible note payable to an entity, interest at 10%, due on demand (Y)	–	8,100
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,506	8,506
Convertible note payable to an entity, interest at 12%, due on November 30, 2021, extinguished on June 1, 2025 (SS)	–	154,764
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,313	152,369
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on December 21, 2022, extinguished on June 1, 2025 (YY)	–	424
Convertible note payable to an entity, interest at 12%, due on February 8, 2023, extinguished on June 1, 2025 (ZZ)	–	174,128
Convertible note payable to an entity, interest at 12%, due on November 4, 2023, in default (C)	–	6,339
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	81,542	76,375
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, in default, net of discount of $-0- and $1,052, respectively (K)	5,250	3,500
Convertible note payable to an entity, interest at 12%, due on January 18, 2025, in default, net of discount of $-0- and $19,338, respectively (L)	–	30,555
Convertible note payable to an entity, interest at 6%, due on August 22, 2026, net of discount of $87,123 (N)	–	–
Convertible note payable to an entity, interest at 12%, due on March 24, 2023, in default (R)	39,450	–
Convertible note payable to an entity, interest at 12%, due on December 19, 2023, in default (S)	47,400	–
Convertible note payable to an entity, interest at 12%, due on April 8, 2025, in default (T)	81,323	–
Convertible note payable to an entity, interest at 12%, due on July 31, 2025, in default (U)	22,275	–
Convertible note payable to an entity, interest at 6%, due on October 6, 2026, net of discount of $16,667 (Z)	33,434	–
Convertible note payable to an entity, interest at 12%, due on October 10, 2026, net of discount of $19,973 (A)	70,027	–
Convertible note payable to an entity, interest at 10%, due on October 15, 2026, net of discount of $34,281 (J)	172,094	–
Convertible note payable to an entity, interest at 10%, due on October 15, 2026, net of discount of $34,281 (AA)	162,344	–
Convertible note payable to an entity, interest at 10%, due on October 23, 2026, net of discount of $43,973 (BB)	106,027	–
Convertible note payable to an entity, interest at 6%, due on October 27, 2026, net of discount of $40,959 (CC)	89,041	–
Convertible note payable to an entity, interest at 12%, due on November 25, 2026, net of discount of $56,877 (EE)	30,096	–
Convertible note payable to an entity, interest at 12%, due on December 15, 2026, net of discount of $72,107 (FF)	83,693	–
Convertible note payable to an entity, a one-time interest charge of 13%, due on December 15, 2026, net of discount of $77,840 (HH)	45,210	–
Convertible note payable to an entity, interest at 6%, due on February 18, 2027, net of discount of $93,671 (II)	36,329	–
Amount due under a Merchant Cash Advance Agreement (JJ)	368,750	–
Convertible note payable to an entity, interest at 13%, due on December 30, 2027, net of discount of $62,410 (KK)	26,370	–
Convertible note payable to an entity, interest at 12%, due on March 11, 2027, net of discount of $90,776 (LL)	25,890	–
Convertible note payable to an entity, a one-time interest charge of 13%, due on February 15, 2027, net of discount of $65,254 (MM)	11,797	–
Convertible note payable to an entity, interest at 6%, due on April 10, 2027 (NN)	20,000	–
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through May 4, 2022, forgiven by SBA and reclassified as equity	–	70,000
Note payable to the Small Business Administration under the Payroll Protection Program, interest at 1%, due in installments through April 5, 2023, forgiven by SBA and reclassified as equity	–	100,000
Notes payable to individuals, non-interest bearing, written off on June 1, 2025	–	103,476
Total Notes Payable	1,775,661	1,409,646
Less: Current Portion	(1,775,661)	(1,409,646)
Long-Term Notes Payable	$–	$–

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

(KK) On March 2, 2026, the Company issued a $88,780 Convertible Promissory Note to a lender for net loan proceeds of $65,000. The note bears interest at a rate of 13% per annum, is due on December 30, 2026, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 65% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(LL) On March 11, 2026, the Company issued a $116,667 Convertible Promissory Note to a lender for net loan proceeds of $100,000. The note bears interest at a rate of 12% per annum, is due on March 11, 2027, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 60% of the lowest trading price in the 20 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

(MM) On April 14, 2026, the Company issued a $77,050 Convertible Promissory Note to a lender for net loan proceeds of $55,200. The note has a one-time interest charge of 13%, is due on February 15, 2027, and is convertible at the option of the lender into shares of the Company common stock at a Conversion Price equal to 65% of the lowest trading price in the 10 Trading Day period prior to the Conversion Date. See Note 8 (Derivative Liability).

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	May 31, 2026	May 31, 2025

Lender A	$–	$329,317
Lender B	209,819	209,874
Lender C	277,240	–
Lender D	260,000	–
Lender E	288,880	–
Lender F	368,750	–
9 other lenders	1,080,039	870,455

Total	2,484,728	1,409,646

Less debt discounts	(709,067)	–

Net	$1,775,661	$1,409,646

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	May 31, 2026	May 31, 2025

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$–	$2,073
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	–	69,250
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	–	15,492
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,362,500	2,000,000
Note payable to the mother of the Chief Executive Officer, interest at 12%, due on demand, unsecured (converted from accrued consulting fees, See Note 3)	131,300	2,000,000
Note payable to the owner-member of GetGolf LLC, interest at 5%, due on June 9, 2026	25,000	2,000,000
Total Notes Payable	2,518,800	2,086,815
Less: Current Portion	(2,518,800)	(2,086,815)
Long-Term Notes Payable	$–	$–

NOTE 8 – DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	May 31, 2026		May 31, 2025
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible note payable issued December 29, 2015, due December 29, 2016 (M)	$–	$–	$40,000	$40,000
Convertible note payable issued April 5, 2017, due on demand (W)	–	–	29,000	43,500
Convertible note payable issued April 5, 2017, due on demand (X)	–	–	21,500	32,250
Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	39,468	35,000	35,000
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	9,591	8,506	8,506
Convertible note payable issued November 30, 2020, due on November 30, 2021 (SS)	–	–	154,764	149,350
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,313	2,868	152,369	159,306
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	8,909	14,000	7,538
Convertible note payable issued November 4, 2022, due on November 4, 2023 (C)	–	–	12,649	6,339
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	76,375	2,834	76,375	109,980
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	3,500	3,947	3,500	5,880
Convertible note payable issued January 18, 2024, due on January 18, 2025 (L)	–	–	30,555	30,555
Convertible note payable issued October 6, 2025, due on October 6, 2026 (Z)	62,933	93,552	–	–
Convertible note payable issued October 10, 2025, due on October 10, 2026 (A)	90,000	134,617	–	–
Convertible note payable issued October 15, 2025, due on October 15, 2026 (J)	206,375	161,918	–	–
Convertible note payable issued October 15, 2025, due on October 15, 2026 (AA)	193,625	231,599	–	–
Convertible note payable issued October 23, 2025, due on October 23, 2026 (BB)	150,000	209,313	–	–
Convertible note payable issued October 27, 2025, due on October 27, 2026 (CC)	130,000	199,011	–	–
Convertible note payable issued November 25, 2025, due on November 25, 2026 (EE)	64,130	93,014	–	–
Convertible note payable issued December 15, 2025, due on December 15, 2026 (FF)	97,500	144,511	–	–
Convertible note payable issued February 5, 2026, due on December 15, 2026 (HH)	123,050	181,695	–	–
Convertible note payable issued February 18, 2026, due on February 18, 2027 (II)	130,000	217,174	–	–
Convertible note payable issued March 2, 2026, due on December 30, 2027 (KK)	88,780	109,210	–	–
Convertible note payable issued March 11, 2026, due on March 11, 2027 (LL)	116,667	196,554	–	–
Convertible note payable issued April 14, 2026, due on February 15, 2027 (MM)	77,050	118,311	–	–

Totals	$1,819,804	$2,158,096	$599,738	$625,824

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

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2026 include (1) stock price of $0.005 per share, (2) exercise prices ranging from $0.00004 to $0.00353 per share, (3) terms are 0 to 284 days, (4) expected volatility of 414% and (5) risk free interest rates ranging from 3.71% to 3.79%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2025 include (1) stock price of $0.001 per share, (2) exercise prices ranging from $0.00004 to $0.005 per share, (3) terms are 0 days, (4) expected volatility of 3,176% and (5) risk free interest rates at 4.33%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	May 31, 2026	May 31, 2025

Lender A	$–	$149,350
Lender B	6,781	109,980
Lender C	–	36,894
Lender D	60,836	210,350
Lender E	416,185	–
Lender F	409,216	–
8 other lenders	1,265,078	119,250

Total	$2,158,096	$625,824

NOTE 9 – EQUITY TRANSACTIONS

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

During the year ended May 31, 2026, the Company issued a net 1,125,568 shares (1,221,501 issued less 95,933 cancelled) of common stock pursuant to the Standby Equity Agreement.

During the year ended May 31, 2026, the Company issued an aggregate of 17,466,190 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $246,427.

During the year ended May 31, 2026, the Company issued 1,000,000 shares of common stock as part of the purchase agreement with GetGolf LLC.

During the year ended May 31, 2026, the Company issued an aggregate of 1,172,427 shares of common stock for the cashless exercise of warrants.

During the year ended May 31, 2026, the Company received $100,000 for the subscription of common stock. The stock had not been issued as of May 31, 2026, therefore the Company recorded Common stock payable of $100,000 in the Stockholders’ Equity section of the Balance Sheet.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2026, the Company had negative working capital of $7,761,107 and an accumulated deficit of $21,641,402. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended May 31, 2027 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to May 31, 2026, the Company issued 536,248,043 shares of common stock for the conversion of notes payable and accrued interest.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional material events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent registered public accounting firms on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the periods covered by this report. Information regarding the change in our independent registered public accounting firm is set forth under Item 9B and Item 14 of this report.

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

As of May 31, 2026, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. One member of our management team handles all accounting duties including the recording of transactions, paying bills, and reconciling the bank account. We have minimized this risk by having an external accountant review all transactions and make the appropriate adjustments. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Our management has concluded that, as of May 31, 2026, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, the Company is not required to provide an attestation report from its registered public accounting firm on management’s assessment of internal control over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include, but are not limited to, the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis; however, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

During the quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company has not adopted insider trading policies and procedures governing transactions in its securities by directors, officers, and employees. Management attributes the absence of such policies and procedures to the Company’s limited management personnel and resources. The Company intends to evaluate the adoption of appropriate policies as its operations and resources develop.

Change in Auditor

On June 5, 2025, the Company dismissed its independent registered accounting firm Olayinka Oyebola & Company and engaged LAO Professionals as its independent accountant following the prior accountant’s dismissal.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individuals:

Name and Year First Elected Director	Age	Background Information
Jeff Foster (2026)	70	Jeff Foster has been the President and Chairman of Transglobal Management Group, Inc., since April 2026.

Kelly Kirchhoff (2026)	70	Kelly Kirchhoff has been the Chief Executive Officer of Transglobal Management Group, Inc., since April, 2026.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during the fiscal year ended May 31, 2026, the Board held no in-person meetings.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated, and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and résumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Kelly Kirchhoff is serving as our Chief Executive Officer and Secretary, as well as our principal accounting and financial officer. Jeff Foster is serving as our Chairman and President. Further information pertaining to Mr. Kirchhoff's and Mr. Foster's business backgrounds and experience is contained in the section above marked DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Delinquent Section 16(a) Reports

We are required to identify each person who was an officer, director, or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended May 31, 2026, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended May 31, 2026 of each person who served as our principal executive officer or principal financial and accounting officer, collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company.

Executive salaries have been accrued and remain unpaid for the fiscal years ended May 31, 2026, and 2025. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended May 31, 2026; thus, these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation (1)	Total

Kelly Kirchhoff	2026	$–	$–	$21,000	$21,000
Chief Executive Officer
Jeff Foster	2026	$–	$–	$35,000	$35,000
Chairman, President

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended May 31, 2026.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 3, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is: 7411 East 6th Avenue, Suite 104, Scottsdale, AZ 85251. As of September 3, 2026, there were 536,029,662 shares of common stock issued and outstanding, and 200 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock has voting rights equal to four times the sum of (a) all shares of Common Stock issued and outstanding at the time of voting; plus (b) the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting; divided by (c) the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. The Series A Preferred Stock continues to have no conversion, liquidation, or dividend rights. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jeff Foster(1)	–	128	128	64%
Kelly Kirchhoff(2)	–	72	72	36%

(1)	President/Chairman of the Board of Directors, Jeff Foster. Includes 128 shares of Series A Preferred Stock held which have super-voting rights, but no conversion, dividend, or liquidation rights.
(2)	Chief Executive Officer, Kelly Kirchhoff. Includes 72 shares of Series A Preferred Stock held which have super-voting rights, but no conversion, dividend, or liquidation rights.

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

We intend to enter into indemnification agreements with certain of our current directors and officers. The indemnification agreement will indemnify the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer, employee, or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we will be entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

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

Change of Control

On October 20, 2025, Marc Angell and Jacquie Angell (the “Sellers”) entered into a Purchase Agreement, as amended (the “Purchase Agreement”), with GetGolf.com, LLC (“GetGolf”), pursuant to which GetGolf agreed to acquire certain assets and interests related to the Sellers’ golf-related business operations for an aggregate purchase price of $500,000, payable over a twelve (12) month period (the “GetGolf Transaction”).

Pursuant to the Purchase Agreement and related transaction documents, GetGolf acquired from Marc and Jacquie Angell:

(i) 200 shares of the Company’s Series A Preferred Stock (the “Series A Shares”), which collectively carried 80% of the voting power of all classes of the Company’s voting stock at all times; and

(ii) that certain promissory note issued by the Company to Jacquie Angell in the original principal amount of $2,000,000 (the “Angell Note”).

In connection with the consummation of the GetGolf Transaction:

•	On October 20, 2025, all 200 outstanding Series A Shares were returned to the Company’s treasury and simultaneously reissued to Jeff Foster and Kelly L. Kirchhoff, as follows: 67 Series A Shares to Mr. Foster and 133 Series A Shares to Mr. Kirchhoff. Each of Mr. Foster and Mr. Kirchhoff was appointed to the Company’s Board of Directors effective as of that date, and Mr. Foster was appointed Chairman of the Board and Chief Executive Officer.
•	As a result of the reissuance of the Series A Shares, Mr. Foster and Mr. Kirchhoff collectively control 80% of the voting power of the Company’s outstanding capital stock and, accordingly, possess sufficient voting power to control the outcome of matters submitted to the Company’s shareholders, including the election of directors.
•	666,700 shares of the Company’s common stock previously held by the Angell Family Trust were returned to the Company’s treasury and cancelled.
•	Marc Angell resigned as Chief Executive Officer effective October 20, 2025, and entered into a transitional services agreement, pursuant to which he served as the Company’s Secretary, Treasurer and Chief Financial Officer. On January 26, 2026, Marc Angell resigned as Secretary, Treasurer and Chief Financial Officer of the Company and continues to provide transitional, operational and strategic support to the Company on an as-needed basis as a third-party consultant.
•	In connection with the Company’s strategic realignment, 100% of the issued and outstanding shares of Music of Your Life, Inc., a Nevada corporation (“MYLI”), were transferred back to Marc and Jacquie Angell. This transfer included all trademarks, copyrights, recordings, broadcasts, media assets, licensing rights, merchandising rights, and other intellectual property and tangible assets associated with the “Music of Your Life” brand and business. As a result, the Company ceased operating the Music of Your Life® broadcast business.
•	GetGolf assigned and transferred to the Company all of its right, title and interest in certain golf-related assets and businesses, including “Stand By Golf,” a proprietary, cloud-based golf reservation, yield-management and operations platform designed to optimize golf course utilization and enhance golfer engagement. These assets position the Company to pursue a focused strategy centered on golf-related technology, operations and related business opportunities.

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

On August 16, 2018 (the “Closing Date”), Music of Your Life, Inc. (the “Company”) entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, and The Marquie Group, Inc., a Utah corporation ("TMGI"), pursuant to which the Company merged with TMGI. The Company was the surviving corporation. Each shareholder of TMGI received one (1) share of common stock of the Company for every one (1) share of TMGI common stock held as of August 16, 2018. In accordance with the terms of the merger agreement, all of the shares of TMGI held by TMGI shareholders were cancelled, and 100,000 shares of common stock of the Company were issued to the TMGI shareholders. A majority of these shares, 50,000 shares of common stock of the Company were issued to Marc and Jacquie Angell, affiliates of the Company. This is considered a related party transaction. The TMGI merger provided the Company with certain registered trademarks and intellectual property of TMGI relating to health, beauty, and social networking products.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On August 23, 2024, the Company dismissed its independent registered accounting firm Green Growth CPAs and engaged Olayinka Oyebola & Company as its independent accountant following the prior accountant’s dismissal. The following table sets forth fees invoiced by our independent registered accounting firm during the fiscal years ended May 31, 2026, and 2025:

	2026	2025
Audit Fees	$34,000	$24,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$34,000	$24,000

It is the policy of the Board of Directors, which presently performs the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by reference into this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated March 19, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 11, 2022)
14.1	Code of Ethics for the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed on November 11, 2022)
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Kelly Kirchhoff
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kelly Kirchhoff

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSGLOBAL MANAGEMENT GROUP, INC.
(formerly The Marquie Group, Inc.)

/s/ Kelly Kirchhoff
Dated: September 15, 2026	By:	Kelly Kirchhoff, Chief Executive Officer, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Kelly Kirchhoff	Chief Executive Officer	September 15, 2026
Kelly Kirchhoff

/s/ Kelly Kirchhoff	Director	September 15, 2026
Kelly Kirchhoff

