Form 10-Q
period 2026-08-31
Transglobal Management Group, Inc.
filed 2026-10-20
CIK 1434601

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Registrant’s telephone number, including area code: 800-351-3021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 15, 2026 there were 1,021,707,764 shares of $0.0001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Consolidated Balance Sheets

	August 31,	May 31,
	2026	2026
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$32,474	$165,532
Accounts receivable	38,160	38,160
Prepaid investment	–	5,000

Total Current Assets	70,634	208,692

OTHER ASSETS

Investment in Acquisition	2,500,000	2,500,000
Loans receivable, related party	222,337	35,237

Total Other Assets	2,722,337	2,535,237

TOTAL ASSETS	$2,792,971	$2,743,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$98,361	$243,391
Accrued interest payable on notes payable	1,335,561	1,246,964
Accrued consulting fees	71,887	26,887
Notes payable	2,066,748	1,775,661
Notes payable to related parties	2,493,800	2,518,800
Derivative liability	6,168	2,158,096

Total Current Liabilities	6,072,525	7,969,799

TOTAL LIABILITIES	6,072,525	7,969,799

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, 200 and 200 shares issued and outstanding	–	–
Common stock, $0.0001 par value; 20,000,000,000 shares authorized, 536,029,662 and 24,981,619 shares issued and outstanding, respectively	53,602	2,497
Common stock payable	100,000	100,000
Additional paid-in-capital	16,754,309	16,313,035
Accumulated deficit	(20,187,465)	(21,641,402)

Total Stockholders’ Equity	(3,279,554)	(5,225,870)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,792,971	$2,743,929

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	August 31,
	2026	2025

Revenues	$95,765	$11,920
Cost of Revenues	35,022	–

Gross profit	60,743	11,920

OPERATING EXPENSES

Salaries and Consulting fees	349,027	6,180
Professional fees	87,346	79,220
Other selling, general and administrative	16,665	13,074

Total Operating Expenses	453,038	98,474

LOSS FROM OPERATIONS	(392,295)	(86,554)

OTHER INCOME (EXPENSES)

Gain on extinguishment of debt	–	1,760,461
Income from derivative liability	2,151,928	297,276
Loss of markdown of investment	–	(3,700,000)
Interest expense (including amortization of debt discounts of $386,304 and $-0-, respectively)	(499,183)	(701,263)

Total Other Income (Expenses)	1,652,745	(2,343,526)

INCOME (LOSS) BEFORE INCOME TAXES	1,260,450	(2,430,080)

INCOME TAX EXPENSE	–	–

NET INCOME (LOSS)	$1,260,450	$(2,430,080)

BASIC AND DILUTED:
Net loss per common share	$0.00	$(0.59)

Weighted average shares outstanding	272,930,414	4,133,725

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three Months Ended August 31, 2026

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

Balance, May 31, 2026	200	$–	24,981,619	$2,497	$100,000	$16,313,035	$(21,641,402)	$(5,225,870)

Common stock issued for services	–	–	10,000,000	1,000	–	249,000	–	250,000

Adjustments for GetGolf purchase	–	–	–	–	–	47,201	193,487	240,688

Common stock issued for cashless exercise of warrants	–	–	29,954,465	2,995	–	(2,995)	–	–

Common stock issued for conversion of debt	–	–	471,093,578	47,109	–	148,068	–	195,177

Net income for the three months ended August 31, 2026	–	–	–	–	–	–	1,260,450	1,260,450

Balance, August 31, 2026	200	$–	536,029,662	$53,602	$100,000	$16,754,309	$(20,187,465)	$(3,279,554)

	Three Months Ended August 31, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2025	200	$–	4,212,498	$421	$16,308,184	$(15,811,937)	$496,667

Common stock cancelled for Standby Equity Agreement	–	–	(95,933)	(10)	10	–	–

Forgiveness of SBA PPP loans	–	–	–	–	170,000	–	170,000

Round up of shares for reverse split	–	–	4,914	–	–	–	–

Net loss for the three months ended August 31, 2025	–	–	–	–	–	(2,430,080)	(2,430,080)

Balance, August 31, 2025	200	$–	4,121,479	$411	$16,478,194	$(18,242,017)	$(1,763,412)

Note: The above statements reflect retroactively the 1 share for 1,000 shares reverse split effective June 5, 2025.

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	August 31, 2026	August 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,260,450	$(2,430,080)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of music inventory	–	39
Common stock issued for services	250,000	–
Change in fair value of derivative liability	(2,151,928)	(297,276)
Amortization of debt discounts	386,304	–
Default fees added to notes principal balance	–	565,836
Gain on extinguishment of debt	–	(1,760,461)
Loss on write down of investment	–	3,700,000
Adjustments for Stand-by Golf purchase agreement	299,350	–
Changes in operating assets and liabilities:
Accounts receivable	–	(11,920)
Prepaid investment	5,000	–
Accounts payable and accrued liabilities	(145,030)	17,419
Accrued interest payable on notes payable	104,896	153,879
Accrued consulting fees	45,000	–

Net Cash Provided (Used) by Operating Activities	54,042	(62,564)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	–	132,500
Repayments of notes payable to related parties	–	(30,000)
Payments from loans receivable to related parties	(187,100)	–

Net Cash Provided (Used) by Financing Activities	(187,100)	102,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(133,058)	39,936

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165,532	1,071

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,474	$41,007

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Accrued consulting fees converted into promissory note	$–	$131,300
Conversion of debt and accrued interest into common stock	$195,177	$–

The accompanying notes are an integral part of these financial statements

TRANSGLOBAL MANAGEMENT GROUP, INC.

(formerly The Marquie Group, Inc.)

Notes to the Consolidated Financial Statements

August 31, 2026

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

On October 20, 2025, Marc Angell, the Chief Executive Officer and controlling shareholder of The Marquie Group, Inc. (“TMGI”), and Jacquie Angell (the “Sellers”), entered into a Purchase Agreement, as amended (the “Purchase Agreement”) with GetGolf.com (“GetGolf”), pursuant to which GetGolf agreed to acquire from the Sellers, for an aggregate purchase price of $500,000 payable over 12 months, with respect to the sale of: (i) 200 Series A Preferred shares of TMGI (the Series A Shares”), which Series A Shares have 80% of the total voting power of all classes of voting stock of TMGI at all times, and (ii) that certain promissory note issued by the Company, in the name of Jacquie Angell in the principal amount of $2,000,000; and (iii) the return to treasury 666,700 held by the Angell Family Trust. Pursuant to the terms of the Purchase Agreement, the Series A Shares will be returned to treasury and reissued to the incoming Chief Executive Officer and Directors. Also, pursuant to the Purchase Agreement, Marc and Jacquie Angell will retain all rights, title and interest to the trademarks, copyrights and other intellectual property pertaining to the Music of Your Life brand, and GetGolf will assign and transfer to TMGI all rights, title and ownership interest in Stand By Golf.

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

Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2026, are not necessarily indicative of results that may be expected for the year ending May 31, 2027.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2026, the Company had negative working capital of $6,001,891 and an accumulated deficit of $20,187,465. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates a net loss for the fiscal year ending May 31, 2027, and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 2 – ACCRUED CONSULTING FEES

Accrued consulting fees consisted of the following:

	August 31,	May 31, 2026
Due to previous Chief Executive Officer (Related Party) pursuant to Consulting Agreement dated January 30, 2026 – monthly compensation of $15,000 to July 30, 2027	$71,887	$26,887

Total	$71,887	$26,887

The accrued consulting fees balance changed as follows:

	Three Months Ended August 31, 2026	Year Ended May 31, 2026
Balance, beginning of period	$26,887	$351,700
Compensation expense accrued pursuant to consulting agreements	45,000	30,000
Accrued consulting fees written off	–	(220,400)
Accrued consulting converted into promissory note	–	(131,300)
Payments to consultants	–	(8,113)

Balance, end of period	$71,887	$26,887

See Note 8 (Commitments and Contingencies).

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following:

	August 31, 2026	May 31, 2026
Notes payable to an entity, non-interest bearing, due on demand, unsecured	$7,500	$7,500
Convertible note payable to an entity, interest at 10%, due on March 5, 2019, in default (DD)	35,000	35,000
Convertible note payable to an entity, interest at 10%, due on September 18, 2019, in default (GG)	8,506	8,506
Convertible note payable to an entity, interest at 10%, due on June 4, 2022, in default (VV)	152,313	152,313
Convertible note payable to an entity, interest at 8%, due on August 27, 2022, in default (WW)	14,000	14,000
Convertible note payable to an entity, interest at 12%, due on April 10, 2024, in default (F)	81,542	81,542
Convertible note payable to an entity, interest at 12%, due on September 18, 2024, in default (K)	5,250	5,250
Convertible note payable to an entity, interest at 12%, due on March 24, 2023, in default (R)	39,450	39,450
Convertible note payable to an entity, interest at 12%, due on December 19, 2023, in default (S)	47,400	47,400
Convertible note payable to an entity, interest at 12%, due on April 8, 2025, in default (T)	81,323	81,323
Convertible note payable to an entity, interest at 12%, due on July 31, 2025, in default (U)	22,275	22,275
Convertible note payable to an entity, interest at 6%, due on October 6, 2026, net of discount of $-0- and $16,667, respectively (Z)	23,850	33,434
Convertible note payable to an entity, interest at 12%, due on October 10, 2026, net of discount of &-0- and $19,973, respectively (A)	87,240	70,027
Convertible note payable to an entity, interest at 10%, due on October 15, 2026, net of discount of $0-0 and $34,281, respectively (J)	193,025	172,094
Convertible note payable to an entity, interest at 10%, due on October 15, 2026, net of discount of $-0- and $34,281, respectively (AA)	190,600	162,344
Convertible note payable to an entity, interest at 10%, due on October 23, 2026, net of discount of $6,164 and $43,973, respectively (BB)	130,415	106,027
Convertible note payable to an entity, interest at 6%, due on October 27, 2026, net of discount of $8,192 and $40,959, respectively (CC)	95,608	89,041
Convertible note payable to an entity, interest at 12%, due on November 25, 2026, net of discount of $26,630 and $56,877, respectively (EE)	55,664	30,096
Convertible note payable to an entity, interest at 12%, due on December 15, 2026, net of discount of $40,213 and $72,107, respectively (FF)	113,054	83,693
Convertible note payable to an entity, a one-time interest charge of 13%, due on December 15, 2026, net of discount of $41,672 and $77,840, respectively (HH)	81,378	45,210
Convertible note payable to an entity, interest at 6%, due on February 18, 2027, net of discount of $60,904 and $93,671, respectively (II)	69,095	36,329
Amount due under a Merchant Cash Advance Agreement (JJ)	368,750	368,750
Convertible note payable to an entity, interest at 13%, due on December 30, 2027, net of discount of $35,453 and $62,410, respectively (KK)	53,327	26,370
Convertible note payable to an entity, interest at 12%, due on March 11, 2027, net of discount of $61,370 and $90,776, respectively (LL)	55,297	25,890
Convertible note payable to an entity, a one-time interest charge of 13%, due on February 15, 2027, net of discount of $42,164 and $65,254 (MM)	34,886	11,797
Convertible note payable to an entity, interest at 6%, due on April 10, 2027 (NN)	20,000	20,000
Total Notes Payable	2,066,748	1,775,661
Less: Current Portion	(2,066,748)	(1,775,661)
Long-Term Notes Payable	$–	$–

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

(JJ) On January 12, 2026, the Company entered into a Merchant Cash Advance Agreement (“MCAA”). The total amount to be paid under the MCAA is $580,000 and the net loan proceeds received were $380,000. The MCAA is non-interest bearing and calls for an initial estimated weekly payment of $18,125. The prior Chief Executive Officer, Jeff Foster, signed a personal guarantee for this MCAA.

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

Concentration of Notes Payable:

The principal balance of notes payable was due to:

	August 31, 2026	May 31, 2026

Lender A	$209,819	$209,819
Lender B	277,240	277,240
Lender C	233,800	260,000
Lender D	288,880	288,880
Lender E	368,750	368,750
9 other lenders	1,011,022	1,080,039

Total	2,389,511	2,484,728

Less debt discounts	(322,763)	(709,067)

Net	$2,066,748	$1,775,661

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	August 31, 2026	May 31, 2026

Note payable to Company law firm (and owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	$–	$–
Notes payable to The OZ Corporation (owner of 2,500 shares of common stock since August 16, 2018), non-interest bearing, due on demand, unsecured	–	–
Note payable to the Chief Executive Officer, non-interest bearing, due on demand, unsecured	–	–
Note payable to the wife of the Chief Executive Officer as part of the 25% acquisition of Simply Whim, interest at 12%, due on September 20, 2023, unsecured (See Note 10)	2,362,500	2,362,500
Note payable to the mother of the Chief Executive Officer, interest at 12%, due on demand, unsecured (converted from accrued consulting fees, See Note 3)	131,300	131,300
Note payable to the owner-member of Stand-by Golf, interest at 5%, due on June 9, 2026	–	25,000
Total Notes Payable	2,493,800	2,518,800
Less: Current Portion	(2,493,800)	(2,518,800)
Long-Term Notes Payable	$–	$–

NOTE 5 – DERIVATIVE LIABILITY

The derivative liability consisted of the following:

	August 31, 2026		May 31, 2026
	Face Value	Derivative Liability	Face Value	Derivative Liability

Convertible note payable issued March 5, 2018, due on March 5, 2019 (DD)	35,000	312	35,000	39,468
Convertible note payable issued September 18, 2018, due on September 18, 2019 (GG)	8,506	312	8,506	9,591
Convertible note payable issued June 4, 2021, due on June 4, 2022 (VV)	152,313	324	152,313	2,868
Convertible note payable issued August 27, 2021, due on August 27, 2022 (WW)	14,000	293	14,000	8,906
Convertible note payable issued April 10, 2023, due on April 10, 2024 (F)	81,542	249	76,375	2,834
Convertible note payable issued September 18, 2023, due on September 18, 2024 (K)	5,250	312	3,500	3,947
Convertible note payable issued October 6, 2025, due on October 6, 2026 (Z)	23,850	315	62,933	93,552
Convertible note payable issued October 10, 2025, due on October 10, 2026 (A)	87,240	318	90,000	134,617
Convertible note payable issued October 15, 2025, due on October 15, 2026 (J)	193,025	311	206,375	161,918
Convertible note payable issued October 15, 2025, due on October 15, 2026 (AA)	190,600	312	193,625	231,599
Convertible note payable issued October 23, 2025, due on October 23, 2026 (BB)	136,579	323	150,000	209,313
Convertible note payable issued October 27, 2025, due on October 27, 2026 (CC)	103,800	328	130,000	199,011
Convertible note payable issued November 25, 2025, due on November 25, 2026 (EE)	82,294	338	64,130	93,014
Convertible note payable issued December 15, 2025, due on December 15, 2026 (FF)	153,267	346	97,500	144,511
Convertible note payable issued February 5, 2026, due on December 15, 2026 (HH)	123,050	345	123,050	181,695
Convertible note payable issued February 18, 2026, due on February 18, 2027 (II)	130,000	359	130,000	217,174
Convertible note payable issued March 2, 2026, due on December 30, 2027 (KK)	88,780	349	88,780	109,210
Convertible note payable issued March 11, 2026, due on March 11, 2027 (LL)	116,667	363	116,667	196,554
Convertible note payable issued April 14, 2026, due on February 15, 2027 (MM)	77,050	359	77,050	118,311

Totals	$1,802,813	$6,168	$1,819,804	$2,158,096

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

Assumptions used for the calculations of the derivative liability of the notes at August 31, 2026 include (1) stock price of $0.0003 per share, (2) exercise prices ranging from $0.00004 to $0.001 per share, (3) terms are 0 to 192 days, (4) expected volatility of 489% and (5) risk free interest rates ranging from 3.85% to 3.99%.

Assumptions used for the calculations of the derivative liability of the notes at May 31, 2026 include (1) stock price of $0.005 per share, (2) exercise prices ranging from $0.00004 to $0.00353 per share, (3) terms are 0 to 284 days, (4) expected volatility of 414% and (5) risk free interest rates ranging from 3.71% to 3.79%.

Concentration of Derivative Liability:

The derivative liability relates to convertible notes payable due to:

	August 31, 2026	May 31, 2026

Lender A	$561	$6,781
Lender B	916	60,836
Lender C	687	416,185
Lender D	1,053	409,216
8 other lenders	2,951	1,265,078

Total	$6,168	$2,158,096

NOTE 6 – EQUITY TRANSACTIONS

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

During the three months ended August 31, 2026, the Company issued an aggregate of 10,000,000 shares for consulting services rendered to the Company. The value of the services rendered was determined to by $250,000.

During the three months ended August 31, 2026, the Company issued an aggregate of 29,954,465 shares of common stock for the cashless exercise of warrants.

During the year three months August 31, 2026, the Company issued an aggregate of 471,093,578 shares of common stock for the conversion of notes payable and accrued interest in the aggregate amount of $195,177.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – INVESTMENT IN ACQUISITION

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to August 31, 2026, the Company issued 485,678,102 shares of common stock for the conversion of notes payable and accrued interest.

The Company previously entered into a Purchase Agreement dated April 1, 2026 and an Amendment and Clarification Agreement dated April 10, 2026 with Dalston LLP relating to the proposed acquisition of substantially all of the assets of the Apache Creek Golf Course business in Apache Junction, Arizona. During the quarter ended August 31, 2026, the Company was unable to obtain the financing necessary to satisfy the remaining purchase-price obligations. On July 31, 2026, the Company disclosed that the transaction would not proceed, that the seller would retain the previously paid $200,000 deposit, and that the Company would not acquire the Apache Creek assets.

On September 30, 2026, the Company entered into an Unwind and Settlement Agreement with Marc Angell, Jacquie Angell and GetGolf. GetGolf acknowledged an uncured payment default under the January 19, 2026 Amended Agreement. In connection with the unwind, the 200 Series A Preferred shares then held by GetGolf’s designees were surrendered to the Company and ceased to be outstanding; Jeff Foster resigned from his officer and director positions; Kelly Kirchhoff resigned from his officer positions while remaining temporarily as a director; Marc Angell was appointed Chairman, Chief Executive Officer, President and a director; and the Company issued 200 newly issued Series A Preferred shares to Mr. Angell. The unwind preserved the prior divestiture of Music of Your Life, Inc., the cancellation of the Angell Family Trust common shares, and the Company’s ownership of Stand By Golf. On October 2, 2026, Third Life World, LLC acquired all 200 Series A Preferred shares from Mr. Angell for $140,000 and thereby acquired voting control of the Company. In connection with that closing, the Company issued eight shares of newly designated Series B Preferred Stock to Marc Angell and Jacquie Angell, and Jorge Guinovart became Chief Executive Officer. The contemplated Board transition remains subject to the applicable Rule 14f-1 notice period.

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

BUSINESS OVERVIEW

As noted in Note 10 above, the Company’s proposed acquisition of Apache Creek Golf Course did not close and was terminated on July 31, 2026. Accordingly, the Company continued to evaluate opportunities to commercialize and expand the Stand By Golf platform, a golf reservation and yield-management platform owned by the Company and other related digital opportunities.

Stand By Golf

Stand By Golf™ is a proprietary, cloud-based golf reservation, yield-management, and operations platform designed to optimize golf course utilization, monetize unused tee times, and enhance golfer engagement. The system functions as both a consumer-facing marketplace and an enterprise-level golf course management tool.

Key components and functionality include:

•	Dynamic Tee-Time Reservation Engine. Allows real-time booking of tee times across participating courses, including yield-optimized pricing based on demand, weather, off-peak windows, and last-minute inventory;
•	Revenue Optimization & Standby Pricing Model. The platform enables “stand-by” or distressed inventory monetization, allowing golf courses to convert unused tee times into revenue through algorithmic discounting without eroding premium brand pricing.
•	Course Operations & Capacity Management. Integrated tools for course operators to manage availability, pace-of-play intervals, staffing needs, and daily revenue forecasting.
•	Golfer Account & Loyalty Ecosystem. Includes customer profiles, repeat-play rewards, membership integration, promotional offers, and data-driven marketing tools.
•	Enterprise Integration Capabilities. Designed to integrate with point-of-sale systems, access control, payment processing, customer relationship management (CRM), and future tokenized loyalty or rewards platforms.
•	Scalable Licensing & White-Label Potential. The Stand By Golf platform is structured for:

o	Software-as-a-Service (SaaS) licensing to third-party golf operators,
o	White-label implementations for resort chains,
o	Expanded network with premier destinations including Marriott’s Shadow Ridge and Desert Island Country Club.
o	Enterprise B2B partnerships with golf management companies.

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

Golf & Lifestyle Brand Competitive Conditions

The Company participates in the golf technology market through the Stand By Golf™ platform, together with associated intellectual property, operating rights, software systems, data, customer relationships, and marketing assets. Through these assets the Company now participates in the golf technology platform market and lifestyle branding markets.

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

The Company’s current golf strategy is principally technology-focused through theStand By Golf™ . Its competitive position will depend on product functionality, course and enterprise relationships, access to capital, customer adoption, brand execution and the ability to compete with larger and better-capitalized reservation, golf-management and consumer technology platforms.

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

Following the divestiture of the Music of Your Life® brand and associated intellectual property, the Company will concentrate its focus on the Simply Whim™ products, and its Stand By Golf™ assets and intellectual property and brand rights, including:

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

Mobile – Mobile media and building mobile subscribers.

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

Golf Industry Regulatory Outlook

Because digital golf operations are subject to evolving local, state, and federal regulatory environments, the Company may face increased compliance obligations as these businesses scale. New rules related to consumer privacy, dynamic pricing, online marketing, and workplace safety could materially impact operations, impose additional costs, or require technology or operational adjustments.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended August 31, 2026 and 2025.

Revenues. The Company generated revenues of $95,765 and $11,920 during the three months ended August 31, 2026 and 2025, respectively. Revenues were generated partly from advertising spot sales on our syndicated radio network. The majority of revenues were generated from golf course bookings and cart rentals through the Stand By Golf platform. These will continue to be the majority of revenues in future operations. Other future revenues will be golf green fees, cart rentals, food & beverage sales and pro shop sales when the planned acquisitions of golf courses have been finalized.

Cost of Sales. Our cost of sales for were $35,022 and $-0- for the three months ended August 31, 2026 and 2025, respectively. Cost of sales consist primarily of the payments made to golf courses for the bookings and reservations generated on the Stand By Golf platform. The gross profit represents the income retained by the Company for providing these services. Our cost of sales in the future will also consist of the costs of merchandise and food & beverage sold at the golf course pro shops.

Salaries and Consulting Expenses. Salaries and consulting expenses were $349,027 and $6,180 for the three months ended August 31, 2026 and 2025, respectively. The increase is due to the consolidation of Stand By Golf during the quarter ended August 31, 2026 as well as additional expenses related to consulting fees. We expect that salaries and consulting expenses will continue to increase as we add personnel to build our golf-related businesses.

Professional Fees. Professional fees were $87,346 and $79,220 for the three months ended August 31, 2026 and 2025, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. These fees also increased due to the fees incurred with the acquisition of Stand By Golf. We anticipate that professional fees will increase in future periods as we acquire golf courses as well as scale up our operations.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $16,665 and $13,074 for the three months ended August 31, 2026 and 2025, respectively. Other general expenses were for rent, insurance and office expenses. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other income of $1,652,745 and net other expenses of $2,343,526 for the three months ended August 31, 2026 and 2025, respectively. During the three months ended August 31, 2026, the company recorded income on the change in the fair value of the derivative liability in the amount of $2,151,928, and interest expenses related to notes payable in the amount of $499,183 which included the amortization of debt discounts of $386,304. During the three months ended August 31, 2025, the company recorded a gain on the extinguishment of debt in the amount of $1,760,461, income on the change in the fair value of the derivative liability in the amount of $297,276, loss on the markdown of investment in the amount of $3,700,000 and interest expenses related to notes payable in the amount of $701,263.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2026, our primary source of liquidity consisted of $32,474 in cash and cash equivalents. We hold our cash reserves in major United States banks. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in negative working capital and an accumulated deficit at August 31, 2026 of $6,001,891 and $20,187,465, respectively, which raises doubt about our ability to continue as a going concern. We generated net income for the three months ended August 31, 2026 of $1,260,450, however, the majority of that income was from the change in the fair value of derivative liabilities in the amount of $2,151,928, rather than income from operations. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

We recognize revenue on arrangements in accordance with FASB ASC No. 606, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s Chief Executive Officer (“CEO”) who is the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses (such as the absence of an audit committee and absence of qualified independent directors) in its internal control over financial reporting. The disclosure controls and procedures were ineffective because there was no segregation of duties. One member of our management team handles all accounting duties including the recording of transactions, paying bills, and reconciling the bank account. We have minimized this risk by having an external accountant review all transactions and make the appropriate adjustments before the review by our external auditor.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

The Company has not paid the principal and interest due on 10 notes payable aggregating $420,773 at August 31, 2026. See Note 4 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Transglobal Management, Inc. (incorporated by reference to the Company’s Form 8-K filed on October 7, 2026)
3.2	Amended and Restated Bylaws of Music of Your Life, Inc. (incorporated by reference to the Company’s Form 8-K filed on December 19, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transglobal Management Group, Inc.

Date: October 20, 2026	By:	/s/ Marc Angell
Marc Angell
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

